Form 10QSB
period 1998-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 1998-08-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998           Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       SOUTH CAROLINA                                    58-2381062
--------------------------------              ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)


                              124 NORTH MAIN STREET
                          CLOVER, SOUTH CAROLINA 29710
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (803) 222-7660
--------------------------------------------------------------------------------
                           (Issuer's telephone number)




     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X] NO [ ]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,011,020 Shares Outstanding on July 31, 1998


Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                        Index                              Page


PART I -  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet ...................................     3
            Consolidated Statement of Income .............................     4
            Consolidated Statement of Comprehensive Income ...............     5
            Consolidated Statement of Changes in Shareholders' Equity ....     6
            Consolidated Statement of Cash Flows .........................     7
            Notes to Unaudited Consolidated Financial Statements .........     8

Item 2.     Management's Discussion and Analysis .........................  9-11

Part II - OTHER INFORMATION

Item 4. -   Submission of Matters to a Vote of Security Holders ..........    12

Item 6.     Exhibits and Reports on Form 8-K .............................    12

SIGNATURE ................................................................    13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheet


                                                                                                (Unaudited)
                                                                                                  June 30,              December 31,
                                                                                                    1998                    1997
                                                                                                ------------            ------------
                                                                                                      (Dollars in thousands)
Assets
  Cash and due from banks .......................................................               $     1,317                $  1,451
  Interest bearing deposits in other banks ......................................                       339                     441
  Federal funds sold ............................................................                     6,000                   1,535
  Available-for-sale securities .................................................                    15,856                  16,136
  Other investments .............................................................                       377                     377
  Loans .........................................................................                    29,807                  31,886
    Less allowance for loan losses ..............................................                      (269)                   (272)
                                                                                                -----------                --------
          Loans - net ...........................................................                    29,538                  31,614
  Premises and equipment - net ..................................................                       750                     760
  Accrued interest receivable ...................................................                       330                     344
  Other assets ..................................................................                       200                     251
                                                                                                -----------                --------

          Total assets ..........................................................               $    54,707                $ 52,909
                                                                                                ===========                ========

Liabilities
  Deposits
    Noninterest bearing demand ..................................................               $     4,678                $  3,891
    Interest bearing transaction accounts .......................................                    12,059                  12,294
    Savings .....................................................................                     2,842                   2,439
    Certificates of deposit $100M and over ......................................                     4,729                   4,253
    Other time deposits .........................................................                    19,407                  19,091
                                                                                                -----------                --------
          Total deposits ........................................................                    43,715                  41,968
  Long-term debt ................................................................                     4,000                   4,000
  Accrued interest payable ......................................................                       410                     351
  Other liabilities .............................................................                        67                      49
                                                                                                -----------                --------
          Total liabilities .....................................................                    48,192                  46,368
                                                                                                -----------                --------

Shareholders' equity
  Common stock - 1998 - $.01 par value;
    10,000,000 shares authorized; 1,011,020
    shares issued and outstanding; 1997
    - $1.25 par value; 3,000,000 shares authorized;
    1,011,020 shares issued and outstanding .....................................                        10                   1,264
  Capital surplus ...............................................................                     3,324                   2,070
  Retained earnings .............................................................                     2,999                   3,039
  Accumulated other comprehensive income ........................................                       182                     168
                                                                                                -----------                --------
          Total shareholders' equity ............................................                     6,515                   6,541
                                                                                                -----------                --------

          Total liabilities and
            shareholders' equity ................................................               $    54,707                $ 52,909
                                                                                                ===========                ========




See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Income

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                        Three Months                           Six Months
                                                                        ------------                           ----------
                                                                 1998                1997                1998                 1997
                                                               ---------          ----------          ----------           ---------
                                                                                  (Dollars in thousands, except per share)
Interest income
  Loans, including fees ............................          $      769          $      773          $    1,561          $    1,531
  Time deposits in other banks .....................                   5                   8                  10                  15
  Securities
    Taxable ........................................                 193                 193                 386                 384
    Tax-exempt .....................................                  44                  45                  87                  89
  Federal funds sold ...............................                  56                  24                  78                  45
  Other investments ................................                   6                   6                  15                  14
                                                              ----------          ----------          ----------          ----------
          Total interest income ....................               1,073               1,049               2,137               2,078
                                                              ----------          ----------          ----------          ----------

Interest expense
  Time deposits $100,000 and over ..................                  48                  50                  95                 103
  Other deposits ...................................                 348                 354                 686                 706
  Federal funds purchased ..........................                   -                   -                   2                   -
  Long-term debt ...................................                  57                  60                 116                 116
                                                              ----------          ----------          ----------          ----------
          Total interest expense ...................                 453                 464                 899                 925
                                                              ----------          ----------          ----------          ----------

Net interest income ................................                 620                 585               1,238               1,153
Provision for loan losses ..........................                   -                   -                   -                   -
                                                              ----------          ----------          ----------          ----------
Net interest income after provision ................                 620                 585               1,238               1,153
                                                              ----------          ----------          ----------          ----------

Other income
  Service charges on deposit
    accounts .......................................                  91                  75                 175                 142
  Credit life insurance commissions ................                   2                   6                   2                  12
  Other service charges, commissions
    and fees .......................................                   6                   4                  14                  11
                                                              ----------          ----------          ----------          ----------
          Total other income .......................                  99                  85                 191                 165
                                                              ----------          ----------          ----------          ----------

Other expenses
  Salaries and employee benefits ...................                 183                 177                 369                 352
  Net occupancy expense ............................                  12                  10                  37                  22
  Furniture and equipment expense ..................                  44                  48                  98                  91
  Other expense ....................................                 135                  92                 237                 178
                                                              ----------          ----------          ----------          ----------
          Total other expenses .....................                 374                 327                 741                 643
                                                              ----------          ----------          ----------          ----------

Income before income taxes .........................                 345                 343                 688                 675
Income tax expense .................................                 116                 109                 222                 214
                                                              ----------          ----------          ----------          ----------

Net income .........................................          $      229          $      234          $      466          $      461
                                                              ==========          ==========          ==========          ==========


Per share
  Average shares outstanding .......................           1,011,020           1,011,020           1,011,020           1,011,020
  Net income .......................................          $      .23          $      .23          $      .46          $      .46
  Cash dividends ...................................                   -                   -                 .50                 .50



See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Comprehensive Income

                                                                                                 (Unaudited)
                                                                                             Period Ended June 30,
                                                                                 Three Months                     Six Months
                                                                            ---------------------             -------------------
                                                                            1998             1997             1998           1997
                                                                            ----             ----             ----           ----
                                                                                            (Dollars in thousands)

Net income .....................................................            $ 229            $ 234           $ 466            $ 461
                                                                            -----            -----           -----            -----
  Other comprehensive income (loss)
    Change in unrealized holding gains
      and losses on available-for-sale
      securities ...............................................               24              (41)             23              (18)
    Income tax expense (benefit) on other
      comprehensive income .....................................                9              (13)              9               (5)
                                                                            -----            -----           -----            -----
          Total other comprehensive income .....................               15              (28)             14              (13)
                                                                            -----            -----           -----            -----

Comprehensive income ...........................................            $ 244            $ 206           $ 480            $ 448
                                                                            =====            =====           =====            =====






































See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Changes in Shareholders' Equity


                                                                                  (Unaudited)

                                                      Common Stock                                       Accumulated
                                             Number                                                      Other Com-
                                               of                           Capital        Retained      prehensive
                                             Shares             Amount      Surplus        Earnings        Income         Total
                                             ------             ------      -------        --------        ------         -----
                                                                           (Dollars in thousands)

Balance January 1, 1997 .................     1,011,020     $    1,264     $    2,070     $    2,641     $       62     $    6,037
Net income for period ...................                                                        461                           461
Cash dividends declared -
  $.50 per share ........................                                                       (506)                         (506)
Unrealized net holding losses on
  available-for-sale securities,
  net of taxes ..........................                                                                       (13)           (13)
                                             ----------     ----------     ----------     ----------     ----------     ----------

Balance June 30, 1997 ...................     1,011,020     $    1,264     $    2,070     $    2,596     $       49     $    5,979
                                             ==========     ==========     ==========     ==========     ==========     ==========


Balance January 1, 1998 .................     1,011,020     $    1,264     $    2,070     $    3,039     $      168     $    6,541
Net income for period ...................                                                        466                           466
Cash dividends declared -
  $.50 per share ........................                                                       (506)                         (506)
Unrealized net holding gains on
  available-for-sale securities,
  net of taxes ..........................                                                                        14             14
Exchange of 1,011,020 shares of $.01 ....
  par value common shares of Clover
  Community Bankshares, Inc. for all of
  the 1,011,020 shares of $1.25 par
  value common shares of Clover
  Community Bank ........................                       (1,254)         1,254
                                             ----------     ----------     ----------     ----------     ----------     ----------

Balance June 30, 1998 ...................     1,011,020     $       10     $    3,324     $    2,999     $      182     $    6,515
                                             ==========     ==========     ==========     ==========     ==========     ==========



























See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Cash Flows

                                                                                                             (Unaudited)
                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                       1998                  1997
                                                                                                      ------                --------
                                                                                                        (Dollars in thousands)
Operating activities
  Net income .........................................................................               $   466                $   461
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Provision for loan losses ......................................................                     -                      -
      Amortization of net loan fees and costs ........................................                   (17)                   (16)
      Depreciation and amortization ..................................................                    53                     55
      Securities accretion and premium amortization ..................................                     8                     11
      Decrease (increase) in interest receivable .....................................                    14                     (7)
      Increase in interest payable ...................................................                    59                     63
      Decrease (increase) in prepaid expenses
        and other receivables ........................................................                    51                    (66)
      Increase in other accrued expenses .............................................                    19                      -
                                                                                                     -------                -------
        Net cash provided by operating activities ....................................                   653                    501
                                                                                                     -------                -------

Investing activities
  Net decrease in time deposits in other banks .......................................                     -                      5
  Purchases of available-for-sale securities .........................................                  (858)                     -
  Maturities of available-for-sale securities ........................................                 1,144                     70
  Net decrease in loans made to customers ............................................                 2,093                    293
  Purchases of premises and equipment ................................................                   (57)                   (22)
  Proceeds of sales of equipment .....................................................                    14                      -
                                                                                                     -------                -------
        Net cash provided by investing activities ....................................                 2,336                    346
                                                                                                     -------                -------

Financing activities
  Net increase in demand deposits, interest bearing
    transaction accounts and savings accounts ........................................                   955                    342
  Net increase (decrease) in certificates of
    deposit and other time deposits ..................................................                   792                    (77)
  Cash dividends paid ................................................................                  (506)                  (506)
                                                                                                     -------                -------
        Net cash provided (used) by financing activities .............................                 1,241                   (241)
                                                                                                     -------                -------

Increase in cash and cash equivalents ................................................                 4,230                    606

Cash and cash equivalents, beginning .................................................                 3,132                  3,023
                                                                                                     -------                -------

Cash and cash equivalents, ending ....................................................               $ 7,362                $ 3,629
                                                                                                     =======                =======












See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements


Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank, are engaged in providing domestic commercial banking services from their headquarters office in Clover, South Carolina. The Company is a South Carolina corporation and its banking subsidiary is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and its subsidiary operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve, FDIC and South Carolina State Board of Financial Institutions. The holding company was incorporated on March 4, 1998, pursuant to a plan of reorganization. Clover Community Bank was organized in September, 1986, and received its charter and commenced operations on October 1, 1987.

Principles of Consolidation and Basis of Presentation - The consolidated financial statements include the accounts of the parent company and its banking subsidiary after elimination of all significant intercompany balances and transactions.

Corporate Reorganization - Clover Community Bankshares, Inc. was incorporated on March 4, 1998 at the direction of Clover Community Bank's management. On April 20, 1998, the shareholders of Clover Community Bank approved a plan of corporate reorganization under which Clover Community Bank would become a wholly-owned subsidiary of Clover Community Bankshares, Inc. The authorized common stock of Clover Community Bankshares, Inc. is 10,000,000 shares with a par value of $.01 per share. Pursuant to the reorganization, which was effected on June 5, 1998, the parent company issued 1,011,020 shares of its common stock in exchange for all of the 1,011,020 then outstanding common shares of Clover Community Bank.

The reorganization was accounted for as if it were a pooling-of-interests. As a result, the financial statements as of, and for the three and six months ended, June 30, 1998, are presented as if the reorganization had occurred on January 1, 1998. The financial statements as of December 31, 1997 and for the three and six month periods ended June 30, 1997, are unchanged from the amounts reported previously by Clover Community Bank. There have been no changes in earnings per share computations.

Management Opinion - In the opinion of management, the accompanying unaudited financial statements of Clover Community Bankshares, Inc. reflect all adjustments which are necessary for a fair presentation of the results of the periods presented. Such adjustments are of a normal recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $840,000 for the six months ended June 30, 1998, and was $862,000 for the six months ended June 30, 1997. Income tax payments of $205,000 were made during the first six months of 1998, and income tax payments of $241,000 were made during the first half of 1997. For 1998, noncash valuation adjustments totaling $23,000 were made increasing available-for-sale securities, with a related shareholders' equity account increasing $14,000 and deferred income tax liabilities increasing $9,000. For 1997, noncash valuation adjustments totaling $18,000 were made decreasing available-for-sale securities, with a related shareholders' equity account decreasing $13,000 and deferred income tax assets increasing $5,000.

Nonperforming Loans - As of June 30, 1998, there were $79,000 in nonaccrual loans, and there were no loans 90 days or more past due as to principal or interest payments still accruing interest income.

Item 2. - Management's Discussion and Analysis.

Forward Looking Statements

         Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Organization

         Clover Community Bankshares, Inc. (the "Company") was incorporated on March 4, 1998, as a bank holding company to effect a plan of corporate reorganization under which Clover Community Bank (the "Bank") became its wholly-owned subsidiary on June 5, 1998. The discussion and figures in this section present information regarding the Company since the date of reorganization and figures of the Bank prior to that date. Per share information prior to the reorganization is presented in terms of the current equivalent of the number of the Company's common stock outstanding.

         This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report.

Results of Operations

         The Company recorded net income of $229,000 or $.23 per share for the second quarter of 1998, bringing net income to $466,000 or $.46 per share for the six months ended June 30, 1998. These results compare with net income of $234,000 or $.23 per share for the second quarter of 1997 and $461,000 or $.46 per share for the six months ended June 30, 1997.

         Net interest income is the amount of interest earned on interest earning assets (loans, securities, time deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount which would have to be earned on taxable investments to produce the same after-tax yields. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income.

         For the second quarter of 1998, FTE net interest income was $643,000, an increase of $35,000 over the $608,000 recorded for the second quarter of 1997. FTE net interest income for the first six months of 1998 was $1,283,000, representing an increase of $84,000 over the $1,199,000 for the same period of 1997. The increase in net interest income for the first half of 1998 is attributable primarily to larger volumes of earning assets and higher rates of interest earned. While interest bearing liabilities also increased in 1998 over the year earlier period, rates paid decreased in an amount more than sufficient to overcome those volume increases.

         During the first six months of 1998, average interest earning assets were $50,560,000, representing an increase of $899,000 or 6.96% over the comparable 1997 period. Average interest bearing liabilities for the 1998 six months period were $43,743,000, an increase of $1,089,000 or 2.55% over the same period of 1997. The average interest rate spread (average yield on interest earning assets less the rate paid on interest bearing liabilities) for the first six months of 1998 was 4.56% or 31 basis points greater than the 4.25% experienced for the first half of 1997. The net yield on interest earning assets (net interest income divided by average interest earning assets) for the first half of 1998 increased by 25 basis points to 5.12%, compared with 4.87% for the 1997 six month period.

Provision and Allowance for Loan Losses

         There were no provisions for loan losses charged to expense for the second quarters and first six months of 1998 and 1997 because no such provisions were deemed necessary by management during these periods. At June 30, 1998, the allowance for loan losses stood at .90% of total loans compared with .85% at the end of 1997. During the first half of 1998, net loan charge-offs were $3,000 compared with net recoveries of $1,000 during the comparable 1997 period. As of June 30, 1998, there were $79,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest income.

         Management believes that the allowance for loan losses at June 30, 1998 is adequate to absorb all estimated future risk of loss inherent in the loan portfolio.

Noninterest Income

         Noninterest income totaled $99,000 for the second quarter of 1998, compared with $85,000 for 1997. Noninterest income was $191,000 for the first six months of 1998 compared with $165,000 for the 1997 period. These increases are mainly due to increased service charges on deposit accounts resulting from a higher volume of chargeable checking account activity.

Noninterest Expenses

         Noninterest expenses totaled $374,000 for the second quarter of 1998 compared with $327,000 for 1997. Noninterest expenses were $741,000 for the first six months of 1998 compared with $643,000 for the first half of 1997, respectively. Salaries and employee benefits were $183,000 in the second quarter and $369,000 for the first six months of 1998 compared to $177,000 and $352,000 for the comparable periods of 1997. Other expenses increased by $43,000 for the second 1998 quarter and increased $59,000 for the first half of 1998 as compared to the same periods in 1997. These increases resulted from higher fees paid for ATM, debit and credit card services and increased professional and other fees associated with the formation of the holding company.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The available-for-sale securities portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions.

Individual and commercial deposits are the Company's primary source of funds for credit activities. At June 30, 1998 the Company's loan to deposit ratio was 68.2%. Management believes that the Company's liquidity sources are adequate to meet its operating needs.


Capital Resources

     The capital base for the Company decreased by $26,000 since December 31, 1997 as the result of the $466,000 of net income for the first six months of 1998, plus $14,000 for the change in unrealized holding gains and losses on available-for-sale securities, less $506,000 for cash dividends paid.

     The Company and its banking subsidiary are each subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

     The June 30, 1998 risk-based capital ratios for the Company and Clover Community Bank are presented in the following table, compared with the minimum ratios under the FDIC regulatory definitions and guidelines:

                                                The        The        Minimum
                                              Company      Bank     Requirements
                                              -------      ----     ------------

  Tier 1 (core capital)                        19.13%     19.19%        4.00%
  Total capital (tier 1 plus tier 2 or
    supplementary capital)                     19.94%     20.01%        8.00%
  Leverage                                     11.64%     11.69%        3.00%

                           Part II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Monday, April 20, 1998, the shareholders of Clover Community Bank held their regular annual meeting. At the meeting, three matters were submitted to a vote, with results as follows:

1. Approval of eight as the number of directors to be elected at the Annual Meeting.

    FOR - 702,494 shares;  AGAINST - 65,850 shares;  ABSTAIN - 400 shares

2. Election of eight directors.

                                                        AUTHORITY
             DIRECTORS                     FOR           WITHHELD
             ---------                     ---           --------

    Ruby Bennett                         769,144              -
    Charles R. Burrell                   769,144              -
    James C. Harris, Jr.                 768,414            730
    Herbert Kirsh                        769,144              -
    H. Marvin McCarter                   769,144              -
    James H. Owen, Jr.                   769,144              -
    Gwen M. Thompson                     768,744            400
    William C. Turner                    769,144              -

3. Approval of a Reorganization Agreement and Plan of Exchange pursuant to which each outstanding share of common stock of Clover Community Bank would be exchanged, in a tax-free transaction, for one share of common stock of the bank holding company, Clover Community Bankshares, Inc., and Clover Community Bank would become a wholly-owned subsidiary of Clover Community Bankshares, Inc.

    FOR - 765,144 shares;  AGAINST - 400 shares;  ABSTAIN - 3,600 shares


Item 6. - Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibit No.
     from Item 601 of
     Regulation S-B                                           Description
     --------------                                           -----------

            27                                        Financial Data Schedule

(b)  Reports on Form 8-K.  None.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



CLOVER COMMUNITY BANKSHARES, INC.


By:  /s/Gwen M. Thompson                               Date:    August 10, 1998
     --------------------------------------------             -----------------
     Gwen M. Thompson - Senior Vice President
                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
from Item 601 of
Regulation S-B                                               Description
--------------                                               -----------

      27                                                Financial Data Schedule