Form 10QSB
period 1998-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 1998-11-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended             Commission File No. 000-24749
September 30, 1998



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




      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          YES  [X]   NO  [ ]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 par value, 1,011,020 Shares Outstanding on November 6, 1998.


          Transitional Small Business Disclosure Format (Check one):

          YES [ ]   NO  [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                       Index

                                                                                                                          Page
PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Consolidated Balance Sheet....................................................................................     3
          Consolidated Statement of Income..............................................................................     4
          Consolidated Statement of Comprehensive Income ...............................................................     5
          Consolidated Statement of Changes in Shareholders' Equity.....................................................     6
          Consolidated Statement of Cash Flows..........................................................................     7
          Notes to Unaudited Consolidated Financial Statements..........................................................     8

          Item 2.  Management's Discussion and Analysis.................................................................  8-11

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K.....................................................................    12

SIGNATURE...............................................................................................................    13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Balance Sheet

                                                                                                  (Unaudited)
                                                                                                  September 30,         December 31,
                                                                                                       1998                 1997
                                                                                                       ----                 ----
                                                                                                          (Dollars in thousands)
Assets
Cash and due from banks ..............................................................              $  2,239               $  1,451
Interest bearing deposits in other banks .............................................                   337                    441
Federal funds sold ...................................................................                 6,020                  1,535
Available-for-sale securities ........................................................                15,696                 16,136
Other investments ....................................................................                   377                    377
Loans ................................................................................                29,724                 31,886
Less allowance for loan losses .......................................................                  (268)                  (272)
                                                                                                    --------               --------
Loans - net ..........................................................................                29,456                 31,614
Premises and equipment - net .........................................................                   718                    760
Accrued interest receivable ..........................................................                   264                    344
Other assets .........................................................................                   273                    251
                                                                                                    --------               --------

Total assets .........................................................................              $ 55,380               $ 52,909
                                                                                                    ========               ========

Liabilities
Deposits
Noninterest bearing demand ...........................................................              $  5,442               $  3,891
Interest bearing transaction accounts ................................................                11,932                 12,294
Savings ..............................................................................                 2,730                  2,439
Certificates of deposit $100M and over ...............................................                 4,701                  4,253
Other time deposits ..................................................................                19,289                 19,091
                                                                                                    --------               --------
Total deposits .......................................................................                44,094                 41,968
Long-term debt .......................................................................                 4,000                  4,000
Accrued interest payable .............................................................                   445                    351
Other liabilities ....................................................................                    68                     49
                                                                                                    --------               --------
Total liabilities ....................................................................                48,607                 46,368
                                                                                                    --------               --------

Shareholders' equity
Common stock - 1998 - $.01 par value; 10,000,000 shares authorized; 1,011,020 shares issued and outstanding, 1997 - $1.25 par value; 3,000,000 shares authorized;
1,011,020 shares issued and outstanding ..............................................                    10                  1,264
Capital surplus ......................................................................                 3,324                  2,070
Retained earnings ....................................................................                 3,251                  3,039
Accumulated other comprehensive income ...............................................                   188                    168
                                                                                                    --------               --------
Total shareholders' equity ...........................................................                 6,773                  6,541
                                                                                                    --------               --------

Total liabilities and shareholders' equity ...........................................              $ 55,380               $ 52,909
                                                                                                    ========               ========



See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Income

                                                                                           (Unaudited)
                                                                                  Period Ended September 30,
                                                                     Three Months                               Nine Months
                                                                     ------------                               -----------
                                                               1998               1997                  1998                  1997
                                                               ----               ----                  ----                  ----
                                                                             (Dollars in thousands, except per share)
Interest income
Loans, including fees ..........................           $      755           $      782           $    2,316           $    2,313
Time deposits in other banks ...................                    5                    7                   15                   22
Securities
Taxable ........................................                  188                  189                  574                  573
Tax-exempt .....................................                   46                   45                  133                  134
Federal funds sold .............................                   79                   37                  157                   82
Other investments ..............................                    6                    6                   21                   20
                                                           ----------           ----------           ----------           ----------
Total interest income ..........................                1,079                1,066                3,216                3,144
                                                           ----------           ----------           ----------           ----------

Interest expense
Time deposits $100M and over....................                   56                   52                  151                  155
Other deposits .................................                  340                  355                1,026                1,061
Federal funds purchased ........................                    1                                         3
Long-term debt .................................                   59                   59                  175                  175
                                                           ----------           ----------           ----------           ----------
Total interest expense .........................                  456                  466                1,355                1,391
                                                           ----------           ----------           ----------           ----------

Net interest income ............................                  623                  600                1,861                1,753
Provision for loan losses ......................
                                                           ----------           ----------           ----------           ----------
Net interest income after provision ............                  623                  600                1,861                1,753
                                                           ----------           ----------           ----------           ----------

Other income
Service charges on deposit accounts.............                   82                   71                  257                  213
Credit life insurance commissions ..............                    3                    7                    5                   19
Other income ...................................                   20                    8                   34                   19
                                                           ----------           ----------           ----------           ----------
Total other income .............................                  105                   86                  296                  251
                                                           ----------           ----------           ----------           ----------

Other expenses
Salaries and employee benefits .................                  186                  180                  555                  532
Net occupancy expense ..........................                   12                   14                   49                   36
Furniture and equipment expense ................                   53                   26                  151                  117
Other expense ..................................                  106                  113                  343                  291
                                                           ----------           ----------           ----------           ----------
Total other expenses ...........................                  357                  333                1,098                  976
                                                           ----------           ----------           ----------           ----------

Income before income taxes .....................                  371                  353                1,059                1,028
Income tax expense .............................                  119                  114                  341                  328
                                                           ----------           ----------           ----------           ----------

Net income .....................................           $      252           $      239           $      718           $      700
                                                           ==========           ==========           ==========           ==========

Per share
Average shares outstanding .....................            1,011,020            1,011,020            1,011,020            1,011,020
Net income .....................................           $      .25           $      .24           $      .71           $      .69
Cash dividends declared ........................                                                            .50                  .50



See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Comprehensive Income

                                                                                                  (Unaudited)
                                                                                          Period Ended September 30,
                                                                               Three Months                        Nine Months
                                                                               ------------                        -----------
                                                                          1998              1997              1998              1997
                                                                          ----              ----              ----              ----
                                                                                            (Dollars in thousands)

Net income .................................................              $252              $239              $718              $700
                                                                          ----              ----              ----              ----
Other comprehensive income (loss):
Change in unrealized holding gains and
losses on available-for-sale securities.....................                 9               105                32                87
Income tax expense (benefit) on
other comprehensive income .................................                 3                40                12                35
                                                                          ----              ----              ----              ----
Total other comprehensive income ...........................                 6                65                20                52
                                                                          ----              ----              ----              ----

Comprehensive income .......................................              $258              $304              $738              $752
                                                                          ====              ====              ====              ====


















See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Changes in Shareholders' Equity




                                                                                 (Unaudited)
                                                        Common Stock
                                                        ------------
                                                                                                           Accumulated
                                                 Number                                                     Other Com-
                                                   of                          Capital        Retained      prehensive
                                                 Shares           Amount       Surplus        Earnings        Income         Total
                                                 ------           ------       -------        --------        ------         -----
                                                               (Dollars in thousands, except per share)

Balance, January 1, 1997 ..................     1,011,020        $ 1,264        $ 2,070        $ 2,641         $  62        $ 6,037
Net income for period .....................                                                        700                          700
Cash dividends declared - $.50 per share ..                                                       (506)                        (506)
Unrealized net holding
gains on available-for-sale securities,
 net of taxes..............................                                                                       52             52
                                                ---------        -------        -------        -------         -----        -------


Balance, September 30, 1997 ...............     1,011,020        $ 1,264        $ 2,070        $ 2,835         $ 114        $ 6,283
                                                =========        =======        =======        =======         =====        =======


Balance, January 1, 1998...................     1,011,020        $ 1,264        $ 2,070        $ 3,039         $ 168        $ 6,541
Net income for period .....................                                                        718                          718
Cash dividends declared - $.50 per share ..                                                       (506)                        (506)
Unrealized net holding
gains on available-for-sale securities,
net of taxes...............................                                                                       20             20
Exchange of 1,011,020 shares of $.01 par
value common stock of Clover Community
Bankshares, Inc. for all of the 1,011,020
shares of $1.25 par value common stock
of Clover Community Bank...................                       (1,254)         1,254
                                                ---------        -------        -------        -------         -----        -------

Balance, September 30, 1998................     1,011,020        $    10        $ 3,324        $ 3,251         $ 188        $ 6,773
                                                =========        =======        =======        =======         =====        =======



















See notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Consolidated Statement of Cash Flows

                                                                                                              (Unaudited)
                                                                                                           Nine Months Ended
                                                                                                             September 30,


                                                                                                      1998                     1997
                                                                                                      ----                     ----
                                                                                                          (Dollars in thousands)
Operating activities
Net income .........................................................................                $   718                 $   700
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses ..........................................................
Depreciation and amortization ......................................................                     85                      85
Amortization of net loan fees and costs ............................................                    (25)
Securities accretion and premium amortization ......................................                     12                      18
Decrease in interest receivable ....................................................                     80                      57
Increase in interest payable .......................................................                     94                      74
Increase in prepaid expenses and other receivables .................................                    (22)                    (35)
Increase (decrease) in other accrued expenses ......................................                      7                      (8)
                                                                                                    -------                 -------
Net cash provided by operating activities ..........................................                    949                     891
                                                                                                    -------                 -------

Investing activities
Net decrease in time deposits in other banks .......................................                                             54
Purchases of available-for-sale securities .........................................                   (858)                 (1,021)
Maturities of available-for-sale securities ........................................                  1,318                   1,000
Net decrease in loans made to customers ............................................                  2,183                     689
Proceeds of sales of premises and equipment ........................................                     14
Purchases of premises and equipment ................................................                    (57)                    (22)
                                                                                                    -------                 -------
Net cash provided by investing activities ..........................................                  2,600                     700
                                                                                                    -------                 -------

Financing activities
Net increase (decrease) in demand deposits, interest
bearing transaction accounts and savings accounts ..................................                  1,480                     (10)
Net increase (decrease) in certificates of deposit and
other time deposits ................................................................                    646                    (201)
Cash dividends paid ................................................................                   (506)                   (506)
                                                                                                    -------                 -------
Net cash provided (used) by financing activities ...................................                  1,620                    (717)
                                                                                                    -------                 -------

Increase in cash and cash equivalents ..............................................                  5,169                     874

Cash and cash equivalents, beginning ...............................................                  3,132                   3,023
                                                                                                    -------                 -------

Cash and cash equivalents, ending ..................................................                $ 8,301                 $ 3,897
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

Principles of Consolidation - The consolidated financial statements include the accounts of the parent company and its banking subsidiary after elimination of all significant intercompany balances and transactions.

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

The reorganization was accounted for as if it were a pooling-of-interests. As a result, the financial statements as of, and for the three and nine months ended, September 30, 1998, are presented as if the reorganization had occurred on January 1, 1998. The financial statements as of December 31, 1997 and for the three and nine month periods ended September 30, 1997, are unchanged from the amounts reported previously by Clover Community Bank. There have been no changes in earnings per share computations.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments which are necessary for a fair presentation of the results of the periods presented. Such adjustments are of a normal recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,261,000 for the nine months ended September 30, 1998, and was $1,317,000 for the nine months ended September 30, 1997. Income tax payments of $405,000 were made during the first nine months of 1998, and income tax payments of $358,000 were made during the first nine months of 1997. For 1998, noncash valuation adjustments totaling $32,000 were made increasing available-for-sale securities, with a related shareholders' equity account increasing $20,000 and deferred income tax liabilities changing $12,000. For 1997, noncash valuation adjustments totaling $87,000 were made increasing available-for-sale securities, with a related shareholders' equity account increasing $52,000 and deferred income tax assets changing $35,000.

Nonperforming Loans - As of September 30, 1998, there were $1,000 in nonaccrual loans, and there were no loans 90 days or more past due as to principal or interest payments still accruing interest income.


Item 2. - Management's Discussion and Analysis

Forward Looking Statements

          Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's response to the Year 2000 problem, future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Organization

          Clover Community Bankshares, Inc. (the "Company") was incorporated on March 4, 1998, as a bank holding company to effect a plan of corporate reorganization under which Clover Community Bank (the "Bank") became its wholly-owned subsidiary on June 5, 1998. The discussion and figures in this section present information regarding the Company since the date of reorganization and figures of the Bank prior to that date. Per share information prior to the reorganization is presented in terms of the current equivalent of the number of shares of the Company's common stock outstanding.

          This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report.

Results of Operations

          The Company recorded net income of $252,000 or $.25 per share for the third quarter of 1998, bringing net income to $718,000 or $.71 per share for the nine months ended September 30, 1998. These results compare with net income of $239,000 or $.24 per share for the third quarter of 1997 and $700,000 or $.69 per share for the nine months ended September 30, 1997.

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

          For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income.

          For the third quarter of 1998, FTE net interest income was $647,000, an increase of $24,000 over the $623,000 recorded for the third quarter of 1997. FTE net interest income for the first nine months of 1998 was $1,930,000, representing an increase of $108,000 over the $1,822,000 for the same period of 1997. The increase in net interest income for the first nine months of 1998 is attributable primarily to larger volumes of earning assets, higher rates of interest earned and lower rates paid on deposits and other funding sources.

          During the first nine months of 1998, average interest earning assets were $51,038,000, representing an increase of $2,977,000 or 6.0% over the comparable 1997 period. Average interest bearing liabilities for the 1998 nine months period were $42,342,000, a decrease of $359,000 or .8% from the same period of 1997. The average FTE interest rate spread (average yield on interest earning assets less the rate paid on interest bearing liabilities) for the first nine months of 1998 was 4.33% or 7 basis points greater than the 4.26% experienced for the first nine months of 1997. The FTE net yield on interest earning assets (FTE net interest income divided by average interest earning assets) for the first nine months of 1998 increased by 18 basis points to 5.06%, compared with 4.88% for the 1997 nine month period.

Provision and Allowance for Loan Losses

          There were no provisions for loan losses charged to expense for the third quarters and first nine months of 1998 and 1997 because no such provisions were deemed necessary by management during these periods. At September 30, 1998, the allowance for loan losses stood at .90% of total loans compared with .85% at the end of 1997. During the first nine months of 1998, net loan charge-offs were $4,000 compared with net recoveries of $1,000 during the comparable 1997 period. As of September 30, 1998, there was $1,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest income.

          Management believes that the allowance for loan losses at September 30, 1998 is adequate to absorb all estimated future risk of loss inherent in the loan portfolio. However, changes in national or local economic conditions, as well as changes in the economic circumstances of specific borrowers, could cause actual losses to differ markedly from the current estimate.

Noninterest Income

          Noninterest income totaled $105,000 for the third quarter of 1998, compared with $86,000 for 1997. Noninterest income was $296,000 for the first nine months of 1998 compared with $251,000 for the 1997 period. These increases are mainly due to increased service charges on deposit accounts resulting from a higher volume of chargeable checking account activity. Increased levels of other income resulted primarily from a higher volume of credit card and related merchant fees.

Noninterest Expenses

          Noninterest expenses totaled $357,000 for the third quarter of 1998 compared with $333,000 for 1997. Noninterest expenses were $1,098,000 for the first nine months of 1998 compared with $976,000 for the first nine months of 1997, respectively. Salaries and employee benefits were $186,000 in the third quarter and $555,000 for the first nine months of 1998 compared to $180,000 and $532,000 for the comparable periods of 1997. All other combined noninterest expense categories increased by $18,000 for the third 1998 quarter and increased $99,000 for the first nine months of 1998 as compared with the same periods in 1997. These increases resulted primarily from higher fees paid for ATM, debit and credit card services and increased professional and other costs associated with the formation of the bank holding company.

Liquidity

          Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company, through its banking subsidiary, manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. The available-for-sale securities portfolio is the Company's principal source of secondary asset liquidity. However, the availability of this source of funds is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities. At September 30, 1998 the Company's loan to deposit ratio was 67.4%. Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

          The capital base for the Company increased by $232,000 since December 31, 1997 as the result of the $718,000 of net income for the first nine months of 1998, plus $20,000 for the change in unrealized holding gains and losses on available-for-sale securities, less $506,000 for cash dividends paid.

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

          The September 30, 1998 risk-based capital ratios for the Company and Clover Community Bank are presented in the following table, compared with the minimum ratios under the FDIC regulatory definitions and guidelines:

                                                                                     The                                  Minimum
                                                                                   Company            The Bank         Requirements
                                                                                   -------            --------         ------------

Tier 1 (core capital) .............................................                 19.9%              18.5%              4.0%
Total capital (tier 1 plus tier 2 or supplementary capital) .......                 20.7%              19.3%              8.0%
Leverage ..........................................................                 12.0%              11.1%              3.0%



Year 2000 Readiness Disclosure

          The Company is presently on schedule in implementing its Y2K Preparedness Plan. The plan has five phases: (1) Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. The awareness and assessment phases have been substantially completed as of September 30, 1998, which included the identification of critical systems and equipment potentially vulnerable to the year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had also been largely completed by the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates with such testing to be completed by June 30, 1999. This testing is presently on schedule with no major problems encountered. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the year 2000 has arrived.

          Management is of the opinion that the Company's systems and equipment will be ready for the Year 2000 in a timely manner without any material adverse effect on the Company's business. Management is not aware of any material expenditures to be required to complete its preparedness plan.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit No.
     from Item 601 of
     Regulation S-B                           Description
     ------------------                       ------------------------
          27                                  Financial Data Schedule

(b)  Reports on Form 8-K

     None.

SIGNATURE

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVER COMMUNITY BANKSHARES, INC.


By:  /s/Gwen M. Thompson                             Date:  November 9, 1998
     --------------------------------                       ----------------
      Gwen M. Thompson - Senior Vice President
       (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.
from Item 601 of
Regulation S-B                           Description
------------------                       ------------------------
    27                                   Financial Data Schedule