Form 10KSB
period 1998-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 1999-03-26
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998     Commission File Number 24749

                        CLOVER COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

         South Carolina                                   58-2381062
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

            124 North Main Street, Clover, South Carolina 29710
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (803) 222-7660

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock ($.01 par value)
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for the most recent fiscal year.  $4,713,323

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 1999, was approximately $6,704,416. As of March 1, 1999, there were 1,011,120 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 1998 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................     10
Item 4   Submission of Matters to a Vote of Security Holders ............   None
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......     11
Item 6   Management's Discussion and Analysis or Plan of Operation ......     11
Item 7   Financial Statements ...........................................     11
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................   None
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....      *
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management .      *
Item 12  Certain Relationships and Related Transactions .................      *
                            Part IV
Item 13  Exhibits and Reports on  Form 8-K

     * Incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Safe Harbor for Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward- looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

Item 1.  Description of Business

                              FORM OF ORGANIZATION

         Clover Community Bankshares, Inc. (the "Company") is a South Carolina corporation and a bank holding company incorporated March 4, 1998. The Company commenced operations on June 5, 1998, upon effectiveness of the acquisition of Clover Community Bank (the "Bank") as a wholly owned subsidiary. The principal business of the Company is ownership and operation of the Bank.

                               BUSINESS OF BANKING

General

         The Bank was incorporated under the laws of the State of South Carolina as a state chartered bank on August 18, 1987 and commenced operations on October 1, 1987. The Bank operates under the jurisdiction of the South Carolina State Board of Financial Institutions (the "State Board"), and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System. The Bank engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized business and professional concerns in its primary service area, and offers a full range of deposit services and short to medium term commercial and other loans, as well as various other services from a single office in Clover, South Carolina. The Bank does not exercise trust powers or other fiduciary services at this time.

         The Bank offers the full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. All deposit accounts are insured by the FDIC up to the maximum amount ($100,000 per depositor, subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

         The Bank offers a full range of short to medium-term commercial, personal, and mortgage loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Personal (or consumer) loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also offers mortgage loans secured by personal residences.

         The Bank offers travelers checks, safe deposit boxes, MasterCard and Visa accounts, ATM cards, and overdraft lines of credit to its customers. The
Bank does not offer trust services. The Bank is a member of regional and national networks of automated teller machines that may be used by Bank customers in major cities throughout South Carolina and the United States, as well as in various cities worldwide.

Employees

     At December 31, 1998, the Company employed 22 people.

Market Area

         The Bank's primary service area includes the Clover community in York County, South Carolina. York County is located in the north central portion of South Carolina about 75 miles north of Columbia, South Carolina and just southwest of Charlotte, North Carolina. The county is bounded by North Carolina to the north, by Lancaster County to the east, by Cherokee County to the west, and by Chester County to the south. Clover is near the North Carolina line in the northwest corner of the county.

Competition

         The Bank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. Furthermore, as a consequence of legislation recently enacted by the United States Congress, out-of-state banks not previously allowed to operate in South Carolina may commence operations and compete in the Bank's primary service areas. Many large banking organizations currently operate in the respective market areas of the Bank, several of which are controlled by out-of-state ownership.

         The Bank faces competition from both federally chartered and state-chartered banks and thrift institutions, as well as credit unions, consumer finance companies, insurance companies, and other institutions in the Bank's market area. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Bank. Many of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Bank and offer certain services such as trust banking that the Bank does not currently provide. In addition, many of these competitors have numerous branch offices located throughout the extended market area of the Bank which may provide these competitors with an advantage in geographic convenience that the Bank does not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Bank.

         Currently there are two other commercial banks operating in the community of Clover, which is the Bank's existing primary service area. There are eight other commercial banks, five credit unions, and one savings institution operating in York County.

                         EFFECT OF GOVERNMENT REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of the Holding Company and the Bank.

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Company is also subject to regulation by the State Board. The Bank is a state bank subject to regulation by the State Board and the FDIC. The following discussion summarizes certain aspects of those laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

         Under the BHCA, the Company's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Additionally, the BHCA prohibits the Company from engaging in, or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in, a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

         In addition to registration with the Federal Reserve under the BHCA, all South Carolina bank holding companies must register with the State Board under the South Carolina Bank Holding Company Act (the "South Carolina Act"). A registered bank holding company must provide the State Board with information with respect to the financial condition, operations, management, and inter-company relationships of the holding company and its subsidiaries. The State Board may also require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may make examinations of any bank holding company and its subsidiaries.

Obligations of the Company to its Subsidiary Bank

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

         Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy Guidelines for Bank Holding Companies and State Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks.

         The Company's and the Bank's December 31, 1998 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 1998 under the caption "Management's Discussion and Analysis -- Capital Resources."

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including termination of deposit insurance by the FDIC.

         The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its stockholders.

Certain Transactions by the Company with its Affiliates

         Federal law regulates transactions between the Company and its affiliates, including the amount of the Bank's loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is also subject to examination by the South Carolina State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Other Safety and Soundness Regulations

         Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized" (as defined in the regulations).

         A bank that is "undercapitalized" becomes subject to provisions of the FDIA restricting payment of capital distributions and management fees; requiring FDIC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the FDIC move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payment of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action (described in the previous paragraph).

Interstate Banking

         In July 1994, South Carolina enacted legislation which effectively provides that, after September 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation has increased takeover activity in South Carolina, the Bank does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under Riegle-Neal, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. This legislation has resulted in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, the Company does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Legislative Proposals

         Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of the Company and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on the Company and the Bank cannot be predicted.

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at the corner of North Main and Marion Street (124 North Main Street) in Clover, South Carolina, where its offices are located. The building located on the property contains approximately 7,000 square feet. Management of the Company believes the Bank's facilities are suitable and adequate for the Company's needs.

Item 3.  Legal Proceedings

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank's business and operations.

         Neither the Company nor the Bank were involved as defendants in any litigation at December 31, 1998, and Management is not aware of any pending or threatened litigation, or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note J to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

         In connection with its acquisition of all of the Common Stock of the Bank, in 1998, the Company exchanged shares of its Common Stock for all of the outstanding stock of the Bank. Issuance of the Company's securities in this transaction was registered under the Securities Act of 1933 in a Registration Statement on Form S-4 (No. 333-47597).

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 1998 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 1998 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)           Age          Position

         James C. Harris, Jr.               48           President and Chief
         (1987)                                           Executive Officer

         Gwen M. Thompson                   44           Senior Vice President,
         (1987)                                          Cashier, and Secretary

         Frank M. Gadsden                   39           Vice President
         (1989)

         Earnest A. Robertson               54           Vice President
         (1992)

Mr. Harris is the nephew by marriage of two directors of the Bank, Ruby M. Bennett and H. Marvin McCarter.

Item 10.  Executive Compensation

         The information set forth under the caption "MANAGEMENT COMPENSATION" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

         The information set forth under the caption "EXTENSIONS OF CREDIT AND OTHER TRANSACTIONS" in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.(from              Description
    Item 601 of
    Regulation S-B)

         3.1 Articles of Incorporation (Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Registration No. 333-47597) (the "Form S-4"))

         3.2 By-laws (Incorporated by reference Exhibits to to the Form S-4)

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1998

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule

(b) Report on Form 8-K filed February 4, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/James C. Harris, Jr.
Date: March  23, 1999           By:-------------------------------------------
                                   James C. Harris, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date

                                            Director                                             March __,1999
-----------------------------
(Ruby M. Bennett)

s/Charles R. Burrell                        Director                                             March 23, 1999
-----------------------------
(Charles R. Burrell)

s/James C. Harris, Jr.                      President, Chief Executive Officer.                  March 23, 1999
-----------------------------               and Director
(James C. Harris, Jr.)

                                            Chairman and Director                                March __, 1999
-----------------------------
(Herbert Kirsh)

                                            Director                                             March __, 1999
-----------------------------
(H. Marvin McCarter)

s/James H. Owen, Jr.                        Director                                             March 23, 1999
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          Senior Vice President, Chief Financial and           March 23, 1999
-----------------------------                Accounting Officer, Cashier, Secretary
(Gwen M. Thompson)                           and Director

s/William C. Turner                         Director                                             March 23, 1999
-----------------------------
(William C. Turner)

                                  EXHIBIT INDEX


         3.1 Articles of Incorporation (Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Registration No. 333-47597) (the "Form S-4"))

         3.2 By-laws (Incorporated by reference Exhibits to to the Form S-4)

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1998

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule