Form 10QSB
period 1999-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 1999-05-12
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999          Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          South Carolina                                 58-2381062
---------------------------                      -------------------------
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

          Yes   X   No _____

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,015,798 shares Outstanding on April 30, 1999.

Transitional Small Business Format (Check one):  Yes _______  No    X

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements
               Consolidated Balance Sheet                                      3
               Consolidated Statement of Income                                4
               Consolidated Statement of Comprehensive Income                  5
               Consolidated Statement of Changes
                  in Shareholders' Equity                                      6
               Consolidated Statement of Cash Flows                            7
               Notes to Unaudited Consolidated Financial Statements            8

Item 2.        Management's Discussion and Analysis                         9-11

PART II -      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                               12

SIGNATURE                                                                     13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                         1999                 1998
                                                                                                         ----                 ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  2,361             $  1,727
     Interest bearing deposits in other banks ............................................                 361                  320
     Federal funds sold ..................................................................               6,160                8,070
     Securities available-for-sale .......................................................              16,914               16,300
     Other investments ...................................................................                 377                  377
     Loans ...............................................................................              29,772               29,115
         Allowance for loan losses .......................................................                (266)                (265)
                                                                                                      --------             --------
            Loans - net ..................................................................              29,506               28,850
     Premises and equipment - net ........................................................                 687                  716
     Accrued interest receivable .........................................................                 244                  316
     Other assets ........................................................................                 330                  245
                                                                                                      --------             --------

            Total assets .................................................................            $ 56,940             $ 56,921
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  4,415             $  3,962
         Interest bearing transaction accounts ...........................................              14,985               13,845
         Savings .........................................................................               2,831                2,563
         Certificates of deposit $100M and over ..........................................               4,275                5,689
         Other time deposits .............................................................              19,328               19,547
                                                                                                      --------             --------
            Total deposits ...............................................................              45,834               45,606
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 369                  393
     Other liabilities ...................................................................                  71                    -
                                                                                                      --------             --------
            Total liabilities ............................................................              50,274               49,999
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,015,798 shares issued and outstanding for 1999 and
         1,011,020 shares issued and outstanding for 1998 ................................                  10                   10
     Capital surplus .....................................................................               3,456                3,324
     Retained earnings ...................................................................               3,104                3,464
     Accumulated other comprehensive income ..............................................                  96                  124
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               6,666                6,922
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 56,940             $ 56,921
                                                                                                      ========             ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                           (Unaudited)
                                                                                                       Three Months Ended
                                                                                                            March 31,
                                                                                                1999                         1998
                                                                                                ----                         ----
                                                                                                      (Dollars in thousands,
                                                                                                         except per share)
Interest Income
     Loans, including fees .................................................                  $      701                  $      792
     Time deposits in other banks ..........................................                           4                           5
     Securities
     Taxable ...............................................................                         189                         193
     Tax-exempt ............................................................                          48                          43
     Federal funds sold ....................................................                          92                          22
     Other investments .....................................................                           6                           9
                                                                                              ----------                  ----------
         Total interest income .............................................                       1,040                       1,064
                                                                                              ----------                  ----------

Interest expense
     Time deposits $100,000 and over .......................................                          54                          47
     Other deposits ........................................................                         315                         338
     Federal funds purchased ...............................................                           -                           2
     Long-term debt ........................................................                          53                          59
                                                                                              ----------                  ----------
         Total interest expense ............................................                         422                         446
                                                                                              ----------                  ----------

Net interest income ........................................................                         618                         618
Provision for loan losses ..................................................                           -                           -
                                                                                              ----------                  ----------
Net interest income after provision ........................................                         618                         618
                                                                                              ----------                  ----------

Other income
     Service charges on deposit accounts ...................................                          91                          84
     Credit life insurance commissions .....................................                           4                           -
     Other income ..........................................................                          15                           8
                                                                                              ----------                  ----------
         Total other income ................................................                         110                          92
                                                                                              ----------                  ----------

Other expenses
     Salaries and employee benefits ........................................                         202                         186
     Net occupancy expense .................................................                          15                          25
     Furniture and equipment expense .......................................                          51                          54
     Other expense .........................................................                          98                         102
                                                                                              ----------                  ----------
         Total other expenses ..............................................                         366                         367
                                                                                              ----------                  ----------

Income before income taxes .................................................                         362                         343
Income tax expense .........................................................                         115                         106
                                                                                              ----------                  ----------
Net income .................................................................                  $      247                  $      237
                                                                                              ==========                  ==========

Per share
     Average shares outstanding ............................................                   1,012,294                   1,011,020
     Net income ............................................................                  $     0.24                  $     0.23
     Cash dividends declared ...............................................                        0.60                        0.50


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Comprehensive Income

                                                                                                               (Unaudited)
                                                                                                          Three Months Ended
                                                                                                                March 31,
                                                                                                      1999                    1998
                                                                                                     -----                    ----
                                                                                                          (Dollars in thousands)

Net income ...........................................................................                 $ 247                  $ 237
                                                                                                       -----                  -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
        losses on available-for-sale securities ......................................                   (45)                    (1)
     Income tax expense (benefit) on other
         comprehensive income (loss) .................................................                   (17)                     -
                                                                                                       -----                  -----
            Total other comprehensive income (loss) ..................................                   (28)                    (1)
                                                                                                       -----                  -----
Comprehensive income .................................................................                 $ 219                  $ 236
                                                                                                       =====                  =====






































See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholder's Equity

                                                              (Unaudited)

                                                         Common Stock
                                                         ------------                                       Accumulated
                                                   Number of                   Capital      Retained    Other Comprehensive
                                                    Shares        Amount       Surplus      Earnings           Income         Total
                                                    ------        ------       -------      --------           ------         -----
                                                     (Dollars in thousands, except per share)

Balance, January 1, 1998 ......................   1,011,020       $1,264       $2,070       $ 3,039            $ 168        $ 6,541
Cash dividends declared -
    $.50 per share ............................           -            -            -          (506)               -           (506)
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes ...........           -            -            -             -               (1)            (1)
Net income ....................................           -            -            -           237                -            237
                                                  ---------       ------       ------       -------            -----        -------
Balance, March 31, 1998 .......................   1,011,020       $1,264       $2,070       $ 2,770            $ 167        $ 6,271
                                                  =========       ======       ======       =======            =====        =======



Balance, January 1, 1999 ......................   1,011,020       $   10       $3,324       $ 3,464            $ 124        $ 6,922
Cash dividends declared -
    $.60 per share ............................       4,778            -            -          (607)               -           (607)
Sales of common stock under
    dividend reinvestment plan ................           -            -          132             -                -            132
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes ...........           -            -            -             -              (28)           (28)
Net income ....................................           -            -            -           247                -            247
                                                  ---------       ------       ------       -------            -----        -------
Balance, March 31, 1999 .......................   1,015,798       $   10       $3,456       $ 3,104            $  96        $ 6,666
                                                  =========       ======       ======       =======            =====        =======


































See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Three Months Ended
                                                                                                                  March 31,
                                                                                                          1999                 1998
                                                                                                         -----                 ----
                                                                                                            (Dollars in thousands)
Operating Activities
     Net income ..........................................................................             $   247              $   237
     Adjustments to reconcile net income to net
          cash provided by operating activities
              Provision for loan losses ..................................................                   -                    -
              Depreciation ...............................................................                  29                   33
              Securities accretion and premium amortization ..............................                 (14)                   5
              Decrease in interest receivable ............................................                  72                   75
              (Decrease) increase in interest payable ....................................                 (24)                  32
              (Increase) decrease in prepaid expenses ....................................                 (68)                  21
              Increase in other accrued expenses .........................................                  71                   66
                                                                                                       -------              -------
                  Net cash provided by operating activities ..............................                 313                  469
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................              (5,028)                   -
     Maturities of available-for-sale securities .........................................               4,383                  951
     Net (increase) decrease in loans made to customers ..................................                (656)                 746
     Purchases of premises and equipment .................................................                   -                  (53)
                                                                                                       -------              -------
                  Net cash (used) provided by investing activities .......................              (1,301)               1,644
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
          bearing transaction accounts and savings accounts ..............................               1,861                  897
     Net (decrease) increase in certificates of deposit and other
          time deposits ..................................................................              (1,633)                  73
     Cash dividends paid .................................................................                (607)                (506)
     Common stock sold under dividend reinvestment plan ..................................                 132                    -
                                                                                                       -------              -------
                  Net cash (used) provided by financing activities .......................                (247)                 464
                                                                                                       -------              -------
(Decrease) increase in cash and cash equivalents .........................................              (1,235)               2,577
Cash and cash equivalents, beginning .....................................................               9,823                3,132
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 8,588              $ 5,709
                                                                                                       =======              =======













See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank, are engaged in providing domestic commercial banking services from their headquarters office in Clover, South Carolina. The Company is a South Carolina corporation and its banking subsidiary is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and its subsidiary operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve System, the FDIC and South
Carolina State Board of Financial Institutions. The holding company was incorporated on March 4, 1998, pursuant to a plan of reorganization. Clover Community Bank was organized in September, 1986, and received its charter and commenced operations on October 1, 1987.

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 1998 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $446,000 for the three months ended March 31, 1999, and was $414,000 for the three months ended March 31, 1998. Income tax payments of $11,000 were made during the first three months of 1999, and income tax payments of $12,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $45,000 during the 1999 period, a related shareholders' equity account decreased by $28,000 and the associated deferred income taxes changed by $17,000. During the 1998 period, non-cash valuation adjustments decreased available-for-sale securities by $1,000, decreased shareholders' equity by $1,000, and deferred income taxes were unchanged.

Nonperforming Loans - As of March 31, 1999, there were no nonaccrual loans and no loans 90 days or more past due and still accruing.

Earnings Per Share - Earnings per common share is computed on the basis of the average number of shares outstanding during each period, retroactively adjusted to give effect to any stock splits and stock dividends. As required, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" for the year ended December 31, 1997. Because the Company has never had any dilutive potential common shares or dilutive stock options or warrants, adoption of the statement had no effect on the Company's financial statements for any period.

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

Results of Operations

          The Company recorded consolidated net income of $247,000 or $.24 per share for the first quarter of 1999. These results are $10,000, or $.01 per share, more than net income of $237,000 or $.23 per share for the first quarter of 1998.

          Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

          For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income.

          For the first quarter of 1999, FTE net interest income was $645,000, an increase of $3,000 or 0.5% over the first quarter of 1998. The nominal increase in FTE net interest income was achieved primarily through the reduction of interest rates paid on interest bearing liabilities and through increased average amounts of interest earning assets and interest bearing liabilities. Average interest earning assets during the 1999 period were $54,250,000, an increase of $4,433,000 or 8.9% over the comparable period of 1998. Average interest bearing liabilities during the 1999 period were $45,927,000, representing an increase of $4,248,000 or 10.2% over the amount for the same period of 1998. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 1999 was 4.25%, a decrease of 27 basis points from the 4.52% noted for the same period of 1998. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.82% for the first quarter of 1999, a decrease of 41 basis points from the 5.23% for the first three months of 1998.

          The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service area in York County of South Carolina. Management expects to continue to utilize such strategies during the remainder of 1999. Decreases in yields and rates paid resulted from a reduction in the prime rate and competitive pressures.

Provision and Allowance for Loan Losses

          No provisions for loan losses were made during the first three months of 1999 and 1998. At March 31, 1999, the allowance for loan losses was .89% of loans, compared with .91% of loans at December 31, 1998. During the 1999 three month period, net recoveries totaled $1,000, compared with $1,000 charged off during the same period of 1998. As of March 31, 1999, there were no nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at March 31, 1998 was $3,000 and there were $19,000 in loans 90 days or more past due and still accruing interest.

          Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 1999.

Noninterest Income

          Noninterest income totaled $110,000 for the first quarter of 1999, compared with $92,000 for the 1998 quarter. The higher noninterest income in 1999 was attributable to higher service charges on deposit accounts, increased credit life insurance commissions and higher merchant discount charges. There were no realized securities gains or losses in either the 1999 or 1998 periods.

Noninterest Expenses

          Noninterest expenses totaled $366,000 for the first quarter of 1999, compared with $367,000 for 1998. Salaries and employee benefits increased by $16,000, or 8.6%, to $202,000 for the 1999 period. This increase resulted primarily from normal salary increases, which are granted from time to time. Occupancy and furniture and equipment expenses for 1999 decreased by $13,000 compared with 1998 primarily resulting from lower depreciation and reduced equipment maintenance and repair costs. Other expenses for the 1999 period were $4,000 less than in 1998 primarily due to reduced expenses associated with the transition of the bank holding company, regulatory filings, and the annual shareholder's meeting.

Liquidity

          Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

          As of March 31, 1999, the ratio of loans to total deposits was 65.0%, compared with 63.8% as of December 31, 1998 and 72.5% as of March 31, 1998. Deposits as of March 31, 1999 were $228,000 or .5% greater than at December 31, 1998 and $2,896,000 or 6.7% greater than their levels of March 31, 1998.

          Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

          The Company's capital base decreased by $256,000 since December 31, 1998 as the result of net income of $247,000 for the first three months of 1999, less dividends declared totaling $607,000, $132,000 added from the sale of 4,778 shares of stock under the Company's dividend reinvestment plan, less the $28,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

          The Company and its banking subsidiary (the "Bank") are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

          The March 31, 1999 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                                      Total
                                                                                  Tier 1              Capital              Leverage
                                                                                  ------              -------              --------
Clover Community Bankshares, Inc. ...................................              19.4%               20.1%                11.5%
Clover Community Bank ...............................................              17.6%               18.4%                10.4%
Minimum "well-capitalized" requirement ..............................               6.0%               10.0%                 5.0%
Minimum requirement .................................................               4.0%                8.0%                 3.0%

Year 2000 Readiness Disclosure

          The Company is presently on schedule in implementing its Year 2000 Preparedness Plan. The plan has five phases: (1) Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. The awareness and assessment phases have been substantially completed as of March 31, 1999. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates with such testing to be completed by June 30, 1999. This testing is currently on schedule and no major problems have been encountered. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

          Management is of the opinion that the Company's systems and equipment will be ready for the Year 2000 in a timely manner without any material adverse effect on the Company's business. Management is not aware of any material expenditures to be required to complete its preparedness plan.

          Nevertheless, the Company could be adversely affected by problems encountered by its vendors, customers and providers of services in dealing with their Year 2000 readiness, by difficulty in identifying all possible effects of the Year 2000 problem and interrelationships between various mission critical systems, and by the unavailability of skilled personnel to address Year 2000 problems that may arise.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

          Exhibit No.
          from Item 601 of
          Regulation S-B                                 Description
          ---------------                                -----------------------

               27                                        Financial Data Schedule

(b)       Reports on Form 8-K.    None.

SIGNATURE

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CLOVER COMMUNITY BANKSHARES, INC.


       May 12, 1999                  /s/  James C. Harris, Jr.
-----------------------              -------------------------
          Date                       James C. Harris, Jr., President
                                      and Chief Executive Officer


       May 12, 1999                  /s/ Gwen M. Thompson
-----------------------              --------------------
          Date                       Gwen M. Thompson, Senior Vice President,
                                     Cashier, and Secretary  (Principal
                                     accounting officer)

Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                          Description
---------------                         ----------------------

        27                              Financial Data Schedule