Form 10QSB
period 1999-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 1999-08-16
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1999           Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                  58-2381062
---------------------------------              ---------------------------------
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

         Yes   X   No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,015,402 shares Outstanding on July 31, 1999.

Transitional Small Business Format (Check one):  Yes _______  No    X

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ..................................     3
             Consolidated Statement of Income ............................     4
             Consolidated Statement of Comprehensive Income ..............     5
             Consolidated Statement of Changes in Shareholders' Equity ...     6
             Consolidated Statement of Cash Flows ........................     7
             Notes to Unaudited Consolidated Financial Statements ........     8

Item 2.      Management's Discussion and Analysis ........................  9-12

PART II -    OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders .........    13

Item 6.      Exhibits and Reports on Form 8-K ............................    13

SIGNATURES ...............................................................    14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                       June 30,         December 31,
                                                                                                        1999                1998
                                                                                                        ----                ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  1,421             $  1,727
     Interest bearing deposits in other banks ............................................                 249                  320
     Federal funds sold ..................................................................               8,160                8,070
     Securities available-for-sale .......................................................              15,570               16,300
     Other investments ...................................................................                 250                  377
     Loans ...............................................................................              29,289               29,115
        Allowance for loan losses ........................................................                (264)                (265)
                                                                                                      --------             --------
            Loans - net ..................................................................              29,025               28,850
     Premises and equipment - net ........................................................                 683                  716
     Accrued interest receivable .........................................................                 335                  316
     Other assets ........................................................................                 394                  245
                                                                                                      --------             --------

            Total assets .................................................................            $ 56,087             $ 56,921
                                                                                                      ========             ========

Liabilities
     Deposits
        Noninterest bearing demand .......................................................            $  4,376             $  3,962
        Interest bearing transaction accounts ............................................              14,230               13,845
        Savings ..........................................................................               2,755                2,563
        Certificates of deposit $100M and over ...........................................               4,153                5,689
        Other time deposits ..............................................................              19,397               19,547
                                                                                                      --------             --------
            Total deposits ...............................................................              44,911               45,606
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 380                  393
     Other liabilities ...................................................................                  29                    -
                                                                                                      --------             --------
            Total liabilities ............................................................              49,320               49,999
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
        1,015,402 shares issued and outstanding for 1999 and .............................                  10                   10
        1,011,020 shares issued and outstanding for 1998
     Capital surplus .....................................................................               3,429                3,324
     Retained earnings ...................................................................               3,380                3,464
     Accumulated other comprehensive income ..............................................                 (52)                 124
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               6,767                6,922
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 56,087             $ 56,921
                                                                                                      ========             ========



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                           Three Months                          Six Months
                                                                           ------------                          ----------
                                                                    1999                1998              1999                1998
                                                                    ----                ----              ----                ----
                                                                                     (Dollars in thousands, except per share)
Interest income
     Loans, including fees .............................         $      719         $      769         $    1,420         $    1,561
     Time deposits in other banks ......................                 10                  5                 14                 10
     Securities
     Taxable ...........................................                201                193                390                386
     Tax-exempt ........................................                 42                 44                 90                 87
     Federal funds sold ................................                 80                 56                172                 78
     Other investments .................................                 10                  6                 16                 15
                                                                 ----------         ----------         ----------         ----------
        Total interest income ..........................              1,062              1,073              2,102              2,137
                                                                 ----------         ----------         ----------         ----------

Interest expense
     Time deposits $100,000 and over ...................                 50                 48                104                 95
     Other deposits ....................................                308                348                623                686
     Federal funds purchased ...........................                  -                  -                  -                  2
     Long-term debt ....................................                 50                 57                103                116
                                                                 ----------         ----------         ----------         ----------
        Total interest expense .........................                408                453                830                899
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................                654                620              1,272              1,238
Provision for loan losses ..............................                  -                  -                  -                  -
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision ....................                654                620              1,272              1,238
                                                                 ----------         ----------         ----------         ----------

Other income
     Service charges on deposit accounts ...............                 99                 91                190                175
     Credit life insurance commissions .................                  4                  2                  8                  2
     Other income ......................................                 14                  6                 29                 14
                                                                 ----------         ----------         ----------         ----------
        Total other income .............................                117                 99                227                191
                                                                 ----------         ----------         ----------         ----------

Other expenses
     Salaries and employee benefits ....................                198                183                400                369
     Net occupancy expense .............................                 16                 12                 31                 37
     Furniture and equipment expense ...................                 51                 44                102                 98
     Other expense .....................................                114                135                212                237
                                                                 ----------         ----------         ----------         ----------
        Total other expenses ...........................                379                374                745                741
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................                392                345                754                688
Income tax expense .....................................                116                116                231                222
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $      276         $      229         $      523         $      466
                                                                 ==========         ==========         ==========         ==========

Per share
     Average shares outstanding ........................          1,015,774          1,011,020          1,014,044          1,011,020
     Net income ........................................         $     0.27         $     0.23         $     0.52         $     0.46
     Cash dividends declared ...........................                  -                  -               0.60               0.50



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Comprehensive Income

                                                                                                  (Unaudited)
                                                                                              Period Ended June 30,
                                                                                              ---------------------
                                                                                  Three Months                      Six Months
                                                                                  ------------                      ----------
                                                                              1999            1998             1999            1998
                                                                              ----            ----             ----            ----
                                                                                             (Dollars in thousands)

Net income .......................................................           $ 276            $ 229           $ 523            $ 466
                                                                             -----            -----           -----            -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
        losses on available-for-sale securities ..................            (241)              24            (286)              23
     Income tax expense (benefit) on other
        comprehensive income (loss) ..............................             (93)               9            (110)               9
                                                                             -----            -----           -----            -----
            Total other comprehensive
            income (loss) ........................................            (148)              15            (176)              14
                                                                             -----            -----           -----            -----
Comprehensive income .............................................           $ 128            $ 244           $ 347            $ 480
                                                                             =====            =====           =====            =====






















See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholder's Equity

                                                                       (Unaudited)

                                                             Common Stock
                                                             ------------                                   Accumulated
                                                      Number of                   Capital      Retained  Other Comprehensive
                                                       Shares       Amount        Surplus      Earnings       Income          Total
                                                       ------       ------        -------      --------       ------          -----
                                                                       (Dollars in thousands, except per share)

Balance, January 1, 1998 ........................    1,011,020    $    1,264   $    2,070    $    3,039    $      168    $    6,541
Cash dividends declared -
$.50 per share ..................................            -             -            -          (506)            -          (506)
Change in unrealized holding gains
   and losses on available-for-sale
   securities, net of income taxes ..............            -             -            -             -            14            14
Net income ......................................            -             -            -           466             -           466
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 1998 ..........................    1,011,020    $    1,264   $    2,070    $    2,999    $      182    $    6,515
                                                    ==========    ==========   ==========    ==========    ==========    ==========



Balance, January 1, 1999 ........................    1,011,020    $       10   $    3,324    $    3,464    $      124    $    6,922
Cash dividends declared -
$.60 per share ..................................            -             -            -          (607)            -          (607)
Sales of common stock under
   dividend reinvestment plan,
   net of costs to establish plan ...............        4,778             -          118             -             -           118
Repurchase and cancellation of
   common stock .................................         (396)            -          (13)            -             -           (13)
Change in unrealized holding gains
   and losses on available-for-sale .............
   securities, net of income taxes ..............            -             -            -             -          (176)         (176)
Net income ......................................            -             -            -           523             -           523
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 1999 ..........................    1,015,402    $       10   $    3,429    $    3,380    $      (52)   $    6,767
                                                    ==========    ==========   ==========    ==========    ==========    ==========
















See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                          1999                 1998
                                                                                                          -----                ----
                                                                                                         (Dollars in thousands)
Operating Activities
     Net income ..........................................................................             $   523              $   466
     Adjustments to reconcile net income to net
        cash provided by operating activities
            Provision for loan losses ....................................................                   -                    -
            Depreciation .................................................................                  57                   53
            Securities accretion and premium amortization ................................                 (29)                   8
            Amortization of net loan fees and costs ......................................                 (20)                 (17)
            (Increase) decrease in interest receivable ...................................                 (19)                  14
            (Decrease) increase in interest payable ......................................                 (13)                  59
            (Increase) decrease in prepaid expenses ......................................                 (39)                  51
            Increase in other accrued expenses ...........................................                  29                   19
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 489                  653
                                                                                                       -------              -------

Investing activities
     Maturities of interest bearing deposits in other banks ..............................                 196                    -
     Purchases of available-for-sale securities ..........................................              (5,028)                (858)
     Maturities of available-for-sale securities .........................................               5,501                1,144
     Proceeds of sales of other investments ..............................................                 127
     Net (increase) decrease in loans made to customers ..................................                (155)               2,093
     Purchases of premises and equipment .................................................                 (24)                 (57)
     Proceeds from sales of equipment ....................................................                   -                   14
                                                                                                       -------              -------
                Net cash provided by investing activities ................................                 617                2,336
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
        bearing transaction accounts and savings accounts ................................                 991                  955
     Net (decrease) increase in certificates of deposit and other
        time deposits ....................................................................              (1,686)                 792
     Cash dividends paid .................................................................                (607)                (506)
     Common stock sold under dividend reinvestment plan, net of
        $14 costs to establish plan ......................................................                 118                    -
     Common stock repurchased and cancelled ..............................................                 (13)                   -
                                                                                                       -------              -------
                Net cash (used) provided by financing activities .........................              (1,197)               1,241
                                                                                                       -------              -------
(Decrease) increase in cash and cash equivalents .........................................                 (91)               4,230
Cash and cash equivalents, beginning .....................................................               9,823                3,132
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 9,732              $ 7,362
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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $843,000 for the six months ended June 30, 1999, and was $840,000 for the six months ended June 30, 1998. Income tax payments of $169,000 were made during the first six months of 1999, and income tax payments of $205,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $286,000 during the 1999 period, a related shareholders' equity account decreased by $176,000 and the associated deferred income taxes changed by $110,000. During the 1998 period, non-cash valuation adjustments increased available-for-sale securities by $23,000, increased shareholders' equity by $14,000, and deferred income taxes changed by $9,000.

Nonperforming Loans - As of June 30, 1999, there were $4,000 in nonaccrual loans and no loans 90 days or more past due and still accruing.

Earnings Per Share - Earnings per common share is computed on the basis of the average number of shares outstanding during each period, retroactively adjusted to give effect to any stock splits and stock dividends. The Company has never had any dilutive potential common shares or dilutive stock options or warrants, so adoption of the statement had no effect on the Company's financial statements for any period.

Dividend Reinvestment Plan - As of February 4, 1999, the Company registered 50,000 shares of its authorized but unissued common stock for sale through its Dividend Reinvestment Plan (the "Plan"). Under the Plan, which is open only to residents of South Carolina, shareholders may purchase additional shares by foregoing the payment in cash of cash dividends declared by the Company and instead accepting additional stock. Such shares of additional stock will be issued at a price set arbitrarily by the Company at four times the per share book value of the Common Stock at the end of the month preceding the purchase. There are no provisions for other periodic stock purchases under the Plan. Shares issued under the Plan are newly issued shares.

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

         This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the unaudited consolidated financial statements and the related notes contained elsewhere in this report.

Results of Operations

         The Company recorded consolidated net income of $276,000 or $.27 per share for the second quarter of 1999. These results are $47,000, or $.04 per share, more than net income of $229,000 or $.23 per share for the second quarter of 1998. For the first six months of 1999, the Company recorded consolidated net income of $523,000 or $.52 per share, compared with $466,000 or $.46 per share in the same 1998 period.

         Comprehensive income incorporates into one measure all changes in the Company's equity resulting from recognized transactions and economic events of the period other than transactions with owners acting in their capacities as owners. The major components of the Company's comprehensive income include net income (amounts stated above) and unrealized gains and losses on available-for-sale investment securities. Changes in unrealized gains and losses on investment securities primarily are a function of three variables: the size of the investment portfolio, fluctuations in the levels of market interest rates and the remaining maturity structure of the securities held. As the levels of market interest rates change, the market values of investment securities move in an inverse direction. If interest rates rise, the market values of securities would be expected to decline. Conversely, if interest rates fall, market values of securities would be expected to increase. Generally, the market values of securities with longer remaining maturities rise or fall more, in absolute dollar terms, than do securities with shorter remaining maturities.

         During the first six months of 1999, market interest rates increased, particularly in the maturity ranges in which the Company's securities are invested. These increased rates resulted in decreases in the market values of the Company's investment securities totaling $286,000 during the first six months of 1999. Most of this decline was recorded in the second quarter of 1999 as market values in that three month period decreased $241,000. In computing the effect of the declines on comprehensive income, changes in deferred taxes are netted against the gross changes in market values. Therefore, the net changes from securities valuation adjustments reflected in comprehensive income for the six and three month periods ended June 30, 1999 were losses of $176,000 and $148,000, respectively. In 1998, a more stable interest rate environment contributed to these components of other comprehensive income reflecting net unrealized gains of $14,000 and $15,000 for the six and three month periods ended June 30, respectively.

Net Interest Income

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

         For analysis purposes, interest income from tax-exempt investments is adjusted to an amount that would have to be earned on taxable investments to produce the same after-tax yields, assuming a 34% Federal income tax rate. This adjusted amount is referred to as fully taxable equivalent ("FTE") interest income.

         For the first six months of 1999, FTE net interest income was $1,318,000, an increase of $35,000 or 2.7% over the first six months of 1998. The nominal increase in FTE net interest income was achieved primarily through the reduction of interest rates paid on interest bearing liabilities and through increased average amounts of interest earning assets and interest bearing liabilities. Average interest earning assets during the 1999 period were $54,114,000, an increase of $3,554,000 or 7.0% over the comparable period of 1998. Average interest bearing liabilities during the 1999 period were $46,250,000, representing an increase of $2,507,000 or 5.7% over the amount for the same period of 1998. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 1999 was 4.39%, a decrease of 17 basis points from the 4.56% realized for the same period of 1998. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.91% for the first six months of 1999, a decrease of 21 basis points from the 5.12% for the first six months of 1998.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service area in York County of South Carolina. Management expects to continue to utilize such strategies during the remainder of 1999. Decreases in yields earned and rates paid resulted from previous reductions in market rates of interest which have not yet been offset by the recently increasing rates initiated by the Federal Reserve Bank in the second quarter of 1999, and other competitive pressures.

Provision and Allowance for Loan Losses

         No provisions for loan losses were made during the first six months of 1999 and 1998. At June 30, 1999, the allowance for loan losses was .90% of loans, compared with .91% of loans at December 31, 1998. During the 1999 six month period, net charge-offs totaled $1,000, compared with net charge-offs of $3,000 during the same period of 1998. As of June 30, 1999, there were $4,000 of nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 1998 was $79,000 and there were no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 1999.

Noninterest Income

         Noninterest income totaled $227,000 for the first six months of 1999, compared with $191,000 for the same 1998 period. The higher noninterest income in 1999 was attributable to higher service charges on deposit accounts, increased credit life insurance commissions and higher fees derived from card-based services, including credit card fees and merchant discount charges. There were no realized securities gains or losses in either the 1999 or 1998 periods.

         Noninterest income totaled $117,000 for the three months ended June 30, 1999, compared with $99,000 for the second quarter of 1998. Service charges on deposit accounts were $8,000 more in the 1999 period than in 1998 and other income increased by $7,000, primarily from increased card-related income.

Noninterest Expenses

         Noninterest expenses totaled $745,000 for the first six months of 1999, compared with $741,000 for 1998. Salaries and employee benefits increased by $31,000, or 8.4%, to $400,000 for the 1999 period. This increase resulted primarily from normal salary increases, which are granted from time to time. Occupancy and furniture and equipment expenses for 1999 decreased by $2,000 compared with 1998. Other expenses for the 1999 period were $25,000 less than in 1998 primarily due to reduced expenses associated with the 1998 transition into the present bank holding company structure, related regulatory filings, and annual shareholder's meeting expenses.

         Noninterest expenses for the second quarter of 1999 were $6,000 greater than for the same period of 1998. Increases in salaries and employee benefits and net occupancy and furniture and equipment expenses were offset by the aforementioned costs related to the formation and implementation of the present holding company structure. Therefore, management expects that noninterest expenses for the remainder of 1999 will continue to trend above the level of the prior year.

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

         As of June 30, 1999, the ratio of loans to total deposits was 65.2%, compared with 63.8% as of December 31, 1998 and 68.2% as of June 30, 1998. Deposits as of June 30, 1999 were $695,000 or 1.5% less than at December 31, 1998 and $1,196,000 or 2.7% greater than their levels of June 30, 1998.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base decreased by $155,000 since December 31, 1998 as the result of net income of $523,000 for the first six months of 1999, less dividends declared totaling $607,000, plus $118,000 in net proceeds added from the sale of 4,778 shares of stock under the Company's new dividend reinvestment plan, less $13,000 paid to reacquire and cancel 396 shares of the Company's outstanding common stock, less the $176,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects. The Company and its subsidiary Bank historically pay an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The June 30, 1999 risk based and average total assets capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                            Total
                                               Tier 1      Capital    Leverage
                                               ------      -------    --------
Clover Community Bankshares, Inc. ..........    20.2%       21.0%       11.9%
Clover Community Bank ......................    18.6%       19.4%       10.9%
Minimum "well-capitalized" requirement .....     6.0%       10.0%        5.0%
Minimum requirement ........................     4.0%        8.0%        3.0%

Year 2000 Readiness Disclosure

         The Company was on schedule and had substantially completed its Year 2000 Preparedness Plan as of June 30, 1999. The plan had five phases: (1)
Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates. This testing was completed successfully, as scheduled, by June 30, 1999. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

         Through June 30, 1999, the Company's costs to address the Year 2000 Problem totaled approximately $5,000. That amount does not include the cost of Company employees' time that may have been diverted from other activities. It also does not include the costs of replacing or upgrading hardware or software if the items replaced or upgraded were otherwise substantially technologically obsolete.

         The most reasonably likely worst case scenarios for the Company are that customers and some service providers may experience Year 2000 problems that make it difficult for them to meet their obligations to the Company in a timely fashion. Management of the Company does not believe that such problems would result in more than a temporary inconvenience.

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

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Monday, April 19, 1999, the shareholders of Clover Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of eight directors to hold office for a one-year term:

                                                      SHARES VOTED
                                                      ------------
                                                                   AUTHORITY
         DIRECTORS                              FOR                WITHHELD
                                                ---                --------

         Ruby M. Bennett                      665,200               7,579
         Charles R. Burrell                   665,200               7,579
         James C. Harris, Jr.                 665,200               7,579
         Herbert Kirsh                        665,200               7,579
         H. Marvin McCarter                   665,200               7,579
         James H. Owen, Jr.                   665,200               7,579
         Gwen M. Thompson                     665,200               7,579
         William C. Turner                    665,200               7,579




Item 6. - Exhibits and Reports on Form 8-K.

(a)       Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                                Description
         ---------------                          ----------------------

                  27                             Financial Data Schedule

(b)      Reports on Form 8-K.     None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CLOVER COMMUNITY BANKSHARES, INC.


       August 12, 1999                      /s/  James C. Harris, Jr.
--------------------------                  -------------------------
         Date                               James C. Harris, Jr., President and
                                            Chief Executive Officer


       August 12, 1999                      /s/ Gwen M. Thompson
--------------------------                  --------------------
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