Form 10QSB
period 1999-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 1999-11-12
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 1999      Commission File No. 000-24749


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

         Yes   X   No _____

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,015,227 shares Outstanding on October 31, 1999.

Transitional Small Business Format (Check one):  Yes _______  No    X

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ...................................    3
             Consolidated Statement of Income .............................    4
             Consolidated Statement of Comprehensive Income ...............    5
             Consolidated Statement of Changes in Shareholders' Equity ....    6
             Consolidated Statement of Cash Flows .........................    7
             Notes to Unaudited Consolidated Financial Statements .........    8

Item 2.      Management's Discussion and Analysis ......................... 9-12

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K .............................   13

SIGNATURES ................................................................   14

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                    September 30,       December 31,
                                                                                                        1999                1998
                                                                                                        ----                ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  1,544             $  1,727
     Interest bearing deposits in other banks ............................................                 184                  320
     Federal funds sold ..................................................................               6,500                8,070
     Securities available-for-sale .......................................................              17,244               16,300
     Other investments ...................................................................                 250                  377
     Loans ...............................................................................              28,297               29,115
         Allowance for loan losses .......................................................                (260)                (265)
                                                                                                      --------             --------
            Loans - net ..................................................................              28,037               28,850
     Premises and equipment - net ........................................................                 683                  716
     Accrued interest receivable .........................................................                 259                  316
     Other assets ........................................................................                 398                  245
                                                                                                      --------             --------

            Total assets .................................................................            $ 55,099             $ 56,921
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  3,746             $  3,962
         Interest bearing transaction accounts ...........................................              13,853               13,845
         Savings .........................................................................               2,683                2,563
         Certificates of deposit $100M and over ..........................................               4,551                5,689
         Other time deposits .............................................................              18,851               19,547
                                                                                                      --------             --------
            Total deposits ...............................................................              43,684               45,606
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 380                  393
     Other liabilities ...................................................................                   1                    -
                                                                                                      --------             --------
            Total liabilities ............................................................              48,065               49,999
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,015,227 shares issued and outstanding for 1999 and
         1,011,020 shares issued and outstanding for 1998 ................................                  10                   10
     Capital surplus .....................................................................               3,423                3,324
     Retained earnings ...................................................................               3,682                3,464
     Accumulated other comprehensive income ..............................................                 (81)                 124
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,034                6,922
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 55,099             $ 56,921
                                                                                                      ========             ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                              (Unaudited)
                                                                                       Period Ended September 30,
                                                                                       --------------------------
                                                                           Three Months                            Nine Months
                                                                           ------------                            -----------
                                                                    1999               1998                  1999               1998
                                                                    ----               ----                  ----               ----
                                                                               (Dollars in thousands, except per share)
Interest income
     Loans, including fees .............................         $      721         $      755         $    2,141         $    2,316
     Time deposits in other banks ......................                  3                  5                 17                 15
     Securities
        Taxable ........................................                195                188                585                574
        Tax-exempt .....................................                 42                 46                132                133
     Federal funds sold ................................                110                 79                282                157
     Other investments .................................                  4                  6                 20                 21
                                                                 ----------         ----------         ----------         ----------
         Total interest income .........................              1,075              1,079              3,177              3,216
                                                                 ----------         ----------         ----------         ----------

Interest expense
     Time deposits $100,000 and over ...................                 53                 56                157                151
     Other deposits ....................................                295                340                918              1,026
     Federal funds purchased ...........................                  -                  1                  -                  3
     Long-term debt ....................................                 54                 59                157                175
                                                                 ----------         ----------         ----------         ----------
         Total interest expense ........................                402                456              1,232              1,355
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................                673                623              1,945              1,861
Provision for loan losses ..............................                  -                  -                  -                  -
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision ....................                673                623              1,945              1,861
                                                                 ----------         ----------         ----------         ----------

Other income
     Service charges on deposit accounts ...............                102                 82                292                257
     Credit life insurance commissions .................                  5                  3                 13                  5
     Other income ......................................                 16                 20                 45                 34
                                                                 ----------         ----------         ----------         ----------
         Total other income ............................                123                105                350                296
                                                                 ----------         ----------         ----------         ----------

Other expenses
     Salaries and employee benefits ....................                198                186                598                555
     Net occupancy expense .............................                 17                 12                 48                 49
     Furniture and equipment expense ...................                 55                 53                157                151
     Other expense .....................................                109                106                321                343
                                                                 ----------         ----------         ----------         ----------
         Total other expenses ..........................                379                357              1,124              1,098
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................                417                371              1,171              1,059
Income tax expense .....................................                115                119                346                341
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $      302         $      252         $      825         $      718
                                                                 ==========         ==========         ==========         ==========

Per share
     Average shares outstanding ........................          1,015,400          1,011,020          1,014,501          1,011,020
     Net income ........................................         $     0.29         $     0.25         $     0.81         $     0.71
     Cash dividends declared ...........................                  -                  -               0.60               0.50



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Comprehensive Income

                                                                                                     (Unaudited)
                                                                                              Period Ended September 30,
                                                                                              --------------------------
                                                                                     Three Months                   Nine Months
                                                                                1999            1998            1999           1998
                                                                                ----            ----            ----           ----
                                                                                              (Dollars in thousands)

Net income .........................................................           $ 302            $252           $ 825            $718
                                                                               -----            ----           -----            ----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ...................             (33)              9            (319)             32
     Income tax expense (benefit) on other
         comprehensive income (loss) ...............................              (4)              3            (114)             12
                                                                               -----            ----           -----            ----
            Total other comprehensive
            income (loss) ..........................................             (29)              6            (205)             20
                                                                               -----            ----           -----            ----
Comprehensive income ...............................................           $ 273            $258           $ 620            $738
                                                                               =====            ====           =====            ====





































See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                            (Unaudited)
                                                                                                                 Accumulated
                                                             Common Stock                                           Other
                                                              Number of                    Capital    Retained  Comprehensive
                                                                Shares        Amount       Surplus    Earnings    Income      Total
                                                                ------        ------       -------    --------    ------      -----
                                                                             (Dollars in thousands, except per share)

Balance, January 1, 1998 ..................................     1,011,020     $ 1,264     $ 2,070     $ 3,039     $ 168     $ 6,541
Cash dividends declared -
    $.50 per share ........................................             -           -           -        (506)        -        (506)
Exchange of 1,011,020 shares of $.01 par
    value common stock of Clover Community
    Bankshares, Inc, for all of the 1,011,020
    shares of $1.25 par value common stock
    of Clover Community Bank ..............................             -      (1,254)      1,254           -         -           -
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .......................             -           -           -           -        20          20
Net income ................................................             -           -           -         718         -         718
                                                               ----------     -------     -------     -------     -----     -------
Balance, September 30, 1998 ...............................     1,011,020     $    10     $ 3,324     $ 3,251     $ 188     $ 6,773
                                                               ==========     =======     =======     =======     =====     =======



Balance, January 1, 1999 ..................................     1,011,020     $    10     $ 3,324     $ 3,464     $ 124     $ 6,922
Cash dividends declared -
    $.60 per share ........................................             -           -           -        (607)        -        (607)
Sales of common stock under
    dividend reinvestment plan,
    net of costs to establish plan ........................         4,778           -         118           -         -         118
Repurchase and cancellation of
    common stock ..........................................          (571)          -         (19)          -         -         (19)
Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .......................             -           -           -           -      (205)       (205)
Net income ................................................             -           -           -         825         -         825
                                                               ----------     -------     -------     -------     -----     -------
Balance, September 30, 1999 ...............................     1,015,227     $    10     $ 3,423     $ 3,682     $ (81)    $ 7,034
                                                               ==========     =======     =======     =======     =====     =======


























See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                         1999                1998
                                                                                                         ----                ----
                                                                                                           (Dollars in thousands)
Operating Activities
     Net income ..........................................................................             $   825              $   718
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                   -                    -
            Depreciation .................................................................                  87                   85
            Securities accretion and premium amortization ................................                 (29)                  12
            Amortization of net loan fees and costs ......................................                 (38)                 (25)
            Decrease in interest receivable ..............................................                  57                   80
            (Decrease) increase in interest payable ......................................                 (13)                  94
            Increase in prepaid expenses .................................................                 (14)                 (22)
            Increase in other accrued expenses ...........................................                   1                    7
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 876                  949
                                                                                                       -------              -------

Investing activities
     Maturities of interest bearing deposits in other banks ..............................                 196                    -
     Purchases of available-for-sale securities ..........................................              (7,050)                (858)
     Maturities of available-for-sale securities .........................................               5,816                1,318
     Proceeds of sales of other investments ..............................................                 127                    -
     Net decrease in loans made to customers .............................................                 826                2,183
     Purchases of premises and equipment .................................................                 (54)                 (57)
     Proceeds from sales of equipment ....................................................                   -                   14
                                                                                                       -------              -------
                Net cash (used) provided by investing activities .........................                (139)               2,600
                                                                                                       -------              -------

Financing activities
     Net (decrease) increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................                 (88)               1,480
     Net (decrease) increase in certificates of deposit and other
         time deposits ...................................................................              (1,834)                 646
     Cash dividends paid .................................................................                (607)                (506)
     Common stock sold under dividend reinvestment plan, net of
         $14 costs to establish plan .....................................................                 118                    -
     Common stock repurchased and cancelled ..............................................                 (19)                   -
                                                                                                       -------              -------
                Net cash (used) provided by financing activities .........................              (2,430)               1,620
                                                                                                       -------              -------
(Decrease) increase in cash and cash equivalents .........................................              (1,693)               5,169
Cash and cash equivalents, beginning .....................................................               9,823                3,132
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 8,130              $ 8,301
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

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,245,000 for the nine months ended September 30, 1999, and totaled $1,261,000 for the nine months ended September 30, 1998. Income tax payments of $316,000 were made during the first nine months of 1999, and income tax payments of $405,000 were made in the 1998 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $319,000 during the 1999 period, a related shareholders' equity account decreased by $205,000 and the associated deferred income taxes changed by $114,000. During the 1998 period, non-cash valuation adjustments increased available-for-sale securities by
$32,000, increased shareholders' equity by $20,000, and deferred income taxes changed by $12,000.

Nonperforming Loans - As of September 30, 1999, there were no nonaccrual loans and no loans 90 days or more past due and still accruing.

Earnings Per Share - Earnings per common share is computed on the basis of the average number of shares outstanding during each period, retroactively adjusted to give effect to any stock splits and stock dividends. The Company has never had any dilutive potential common shares or dilutive stock options or warrants.

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

Results of Operations

         The Company recorded consolidated net income of $302,000 or $.29 per share for the third quarter of 1999. These results are $50,000, or $.04 per share, more than net income of $252,000 or $.25 per share for the third quarter of 1998. For the first nine months of 1999, the Company recorded consolidated net income of $825,000 or $.81 per share, compared with $718,000 or $.71 per share in the same 1998 period.

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

         During the first nine months of 1999, market interest rates increased, particularly in the maturity ranges in which the Company's securities are invested. These increased rates resulted in decreases in the market values of the Company's investment securities totaling $319,000 during the first nine months of 1999. Most of this decline was recorded in the second quarter of 1999 as market values in that three month period decreased $241,000. In computing the effect of the declines on comprehensive income, changes in deferred taxes are netted against the gross changes in market values. Therefore, the net changes from securities valuation adjustments reflected in comprehensive income for the nine- and three-month periods ended September 30, 1999 were losses of $205,000 and $29,000, respectively. In 1998, a more stable interest rate environment contributed to these components of other comprehensive income reflecting net unrealized gains of $20,000 and $6,000 for the nine and three month periods ended September 30, respectively.

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

         For the first nine months of 1999, FTE net interest income was $2,013,000, an increase of $83,000 or 4.3% over the first nine months of 1998. The increase in FTE net interest income was achieved primarily through the reduction of interest rates paid on interest bearing liabilities and through increased average amounts of interest earning assets and interest bearing liabilities. Average interest earning assets during the 1999 period were $53,962,000, an increase of $2,924,000 or 5.7% over the comparable period of 1998. Average interest bearing liabilities during the 1999 period were $45,611,000, representing an increase of $3,269,000 or 7.7% over the amount for the same period of 1998. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 1999 was 4.43%, an increase of 10 basis points from the 4.33% realized for the same period of 1998. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.99% for the first nine months of 1999, a decrease of 7 basis points from the 5.06% for the first nine months of 1998.

         The increases in interest earning assets and interest bearing liabilities resulted from the Company's continuing marketing strategies to increase its market share in its local service area in York County of South Carolina. Management expects to continue to utilize such strategies during the remainder of 1999. Decreases in yields earned and rates paid resulted from previous reductions in market rates of interest which have not yet been offset by the recently increasing rates initiated by the Federal Reserve Bank in the second and third quarters of 1999, and other competitive pressures.

Provision and Allowance for Loan Losses

         No provisions for loan losses were made during the first nine months of 1999 and 1998. At September 30, 1999, the allowance for loan losses was .92% of loans, compared with .91% of loans at December 31, 1998. During the 1999 nine month period, net charge-offs totaled $5,000, compared with net charge-offs of $4,000 during the same period of 1998. As of September 30, 1999, there were no nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at September 30, 1998 was $1,000 and there were no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 1999.

Noninterest Income

         Noninterest income totaled $350,000 for the first nine months of 1999, compared with $296,000 for the same 1998 period. The higher noninterest income in 1999 was attributable to a $35,000 increase in the amount of service charges on deposit accounts, increased credit life insurance commissions and higher fees derived from card-based services, including credit card fees and merchant discount charges. There were no realized securities gains or losses in the 1999 or 1998 periods.

         Noninterest income totaled $123,000 for the three months ended September 30, 1999, compared with $105,000 for the third quarter of 1998. Service charges on deposit accounts were $20,000 more in the 1999 period than in 1998 and all other income categories decreased by a total of $2,000.

Noninterest Expenses

         Noninterest expenses totaled $1,124,000 for the first nine months of 1999, compared with $1,098,000 for the same period of 1998. Salaries and employee benefits increased by $43,000, or 7.7%, to $598,000 for the 1999 period. This increase resulted primarily from normal salary increases, which are granted from time to time. Occupancy and furniture and equipment expenses for 1999 increased by $5,000 compared with 1998. Other expenses for the 1999 period were $22,000 less than in 1998 due to non-recurring expenses incurred during 1998 to effect the transition into the present bank holding company structure including the related regulatory filings, legal and other professional services, and higher shareholders' meeting expenses.

         Noninterest expenses for the third quarter of 1999 were $22,000 greater than for the same period of 1998. Salaries and employee benefits increased $12,000 and net occupancy and furniture and equipment expenses increased $7,000. Other expenses increased $3,000. Management expects that noninterest expenses for the remainder of 1999 will continue to trend above the level of the prior year.

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

         As of September 30, 1999, the ratio of loans to total deposits was 64.8%, compared with 63.8% as of December 31, 1998 and 67.4% as of September 30, 1998. Deposits as of September 30, 1999 were $1,922,000 or 4.2% less than at December 31, 1998 and $410,000 or .9% less than their levels of September 30, 1998.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base increased by $112,000 since December 31, 1998 as the result of net income of $825,000 for the first nine months of 1999, less dividends declared totaling $607,000, plus $118,000 in net proceeds added from the sale of 4,778 shares of stock under the Company's new dividend reinvestment plan, less $19,000 paid to reacquire and cancel 571 shares of the Company's outstanding common stock, less the $205,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects. The Company and its subsidiary Bank historically pay an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The September 30, 1999 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                          Total
                                              Tier 1     Capital     Leverage
Clover Community Bankshares, Inc. .........   21.2%        22.0%      12.6%
Clover Community Bank .....................   19.6%        20.4%      11.6%
Minimum "well-capitalized" requirement ....    6.0%        10.0%       5.0%
Minimum requirement .......................    4.0%         8.0%       3.0%


Year 2000 Readiness Disclosure

         The Company was on schedule and had substantially completed its Year 2000 Preparedness Plan as of September 30, 1999. The plan had five phases: (1)
Awareness, (2) Assessment, (3) Renovation, (4) Validation, and (5) Implementation. These phases included the identification of critical systems and equipment potentially vulnerable to the Year 2000 problem. This also included identification of significant loan customers whose businesses could possibly be adversely affected by the problem and communicating with them about their progress in addressing the Year 2000 changeover. The renovation phase, consisting of upgrading or replacing systems and equipment, had been completed in large part before the end of the third quarter of 1998. The validation portion of the plan calls for the actual testing of systems and equipment as of certain critical dates. This testing was completed successfully, as scheduled, by September 30, 1999. Finally, the implementation phase, which requires addressing any problems encountered in the validation phase, along with continued review and assessment of the Company's systems and equipment, is presently underway and will continue until the Year 2000 has arrived.

         Through September 30, 1999, the Company's costs to address the Year 2000 Problem totaled approximately $6,000. That amount does not include the cost of Company employees' time that may have been diverted from other activities. It also does not include the costs of replacing or upgrading hardware or software if the items replaced or upgraded were otherwise substantially technologically obsolete.

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

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                    Description
         ---------------                   ------------

         27                                Financial Data Schedule

(b)      Reports on Form 8-K.              None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CLOVER COMMUNITY BANKSHARES, INC.


       November 10, 1999                /s/  James C. Harris, Jr.
----------------------------            ----------------------------------------
         Date                           James C. Harris, Jr., President and
                                        Chief Executive Officer


       November 10, 1999                /s/ Gwen M. Thompson
----------------------------            ----------------------------------------
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