Form 10KSB40
period 1999-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2000-03-22
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999     Commission File Number 24749

                        CLOVER COMMUNITY BANKSHARES, INC.
                 (Name of Small Business Issuer in its Charter)

         South Carolina                                   58-2381062
(State or Other Jurisdiction of             (IRS Employer Identification Number)
Incorporation or Organization)

            124 North Main Street, Clover, South Carolina 29710
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (803) 222-7660

Securities Registered Under Section 12(b) of the Act:

                                      None
                                (Title of Class)

Securities Registered Under Section 12(g) of the Act:

                           Common Stock ($.01 par value)
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for the most recent fiscal year.  $4,701,710

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 1, 2000, was approximately $25,557,129. As of March 1, 2000, there were 1,014,096 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 1999 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      1
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................      9
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................      9
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

     * Incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward- looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

Employees

     At December 31, 1999, the Company employed 23 people.

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

         As discussed below under the caption "Recent Legislation", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Bank has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Bank as they currently operate.

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

         As discussed below under "Recent Legislation", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         In addition to regulation by the Federal Reserve under the BHCA, the Company is also subject to supervision and regulation by the State Board. The Company must provide the State Board with information with respect to its financial condition, operations, management, and inter-company relationships of the Company and its subsidiaries. The State Board may also require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may make examinations of the Company and its subsidiaries.

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

         The Company's and the Bank's December 31, 1999 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 1999 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 the Company and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger corporations. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Company does not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. The Company believes it has competed effectively in this market segment by offering quality, personal service.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         The Company anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at the corner of North Main and Marion Street (124 North Main Street) in Clover, South Carolina, where its offices are located. The building located on the property contains approximately 7,000 square feet. The Bank also owns property adjacent to the Bank building which it plans to use for additional parking. Management of the Company believes the Bank's facilities are suitable and adequate for the Company's needs.

Item 3.  Legal Proceedings

         The Bank is from time to time a party to various legal proceedings arising in the ordinary course of business, but management of the Bank is not aware of any pending or threatened litigation or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the Bank's business and operations.

         Neither the Company nor the Bank were involved as defendants in any litigation at December 31, 1999, and Management is not aware of any pending or threatened litigation, or unasserted claims or assessments that are expected to result in losses, if any, that would be material to the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note J to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 1999 (the "1999 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 1999 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 1999 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)           Age          Position

         James C. Harris, Jr.               49           President and Chief
         (1987)                                           Executive Officer

         Gwen M. Thompson                   45           Senior Vice President,
         (1987)                                          Cashier, and Secretary

         Frank M. Gadsden                   40           Vice President
         (1989)

         Earnest A. Robertson               55           Vice President
         (1992)

Mr. Harris is the nephew by marriage of two directors of the Bank, Ruby M. Bennett and H. Marvin McCarter.

Item 10.  Executive Compensation

         The information set forth under the caption "MANAGEMENT COMPENSATION" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1999

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule


(b) No reports on Form 8-K were filed during the year ended December 31, 1999.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/James C. Harris, Jr.
Date: March  13, 2000           By:-------------------------------------------
                                   James C. Harris, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Ruby M. Bennett                           Director                                             March 13, 2000
-----------------------------
(Ruby M. Bennett)

s/Charles R. Burrell                        Director                                             March 13, 2000
-----------------------------
(Charles R. Burrell)

s/James C. Harris, Jr.                      President, Chief Executive Officer.                  March 13, 2000
-----------------------------               and Director
(James C. Harris, Jr.)

s/Herbert Kirsh                             Chairman and Director                                March 13, 2000
-----------------------------
(Herbert Kirsh)

s/H. Marvin McCarter                        Director                                             March 13, 2000
-----------------------------
(H. Marvin McCarter)

s/James H. Owen, Jr.                        Director                                             March 13, 2000
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          Senior Vice President, Chief Financial and           March 13, 2000
-----------------------------               Accounting Officer, Cashier, Secretary
(Gwen M. Thompson)                          and Director

                                            Director                                             March __, 2000
-----------------------------
(William C. Turner)

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 1999

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.

         27                       Financial data schedule