Form 10QSB
period 2000-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2000-05-11
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2000          Commission File No. 000-24749


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

         Yes  [X]  No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,020,212 shares Outstanding on April 30, 2000.

Transitional Small Business Format (Check one):  Yes [  ]    No   [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet                                     3
             Consolidated Statement of Income                               4
             Consolidated Statement of Changes in Shareholders' Equity      5
             Consolidated Statement of Cash Flows                           6
             Notes to Unaudited Consolidated Financial Statements           7

Item 2.      Management's Discussion and Analysis                           8-10

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                       (Unaudited)
                                                                                                        March 31,       December 31,
                                                                                                          2000              1999
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...................................................................         $  1,551          $  1,198
     Interest bearing deposits in other banks ..................................................               77                35
     Federal funds sold ........................................................................            3,180             2,440
     Securities available-for-sale .............................................................           17,276            17,554
     Other investments .........................................................................              250               250
     Loans .....................................................................................           29,610            29,519
         Allowance for loan losses .............................................................             (257)             (259)
                                                                                                         --------          --------
              Loans - net ......................................................................           29,353            29,260
     Premises and equipment - net ..............................................................              867               874
     Accrued interest receivable ...............................................................              275               361
     Other assets ..............................................................................              417               368
                                                                                                         --------          --------

              Total assets .....................................................................         $ 53,246          $ 52,340
                                                                                                         ========          ========

Liabilities
     Deposits
         Noninterest bearing demand ............................................................         $  3,149          $  3,084
         Interest bearing transaction accounts .................................................           14,331            12,889
         Savings ...............................................................................            2,685             2,360
         Certificates of deposit $100M and over ................................................            4,090             4,095
         Other time deposits ...................................................................           17,818            18,430
                                                                                                         --------          --------
              Total deposits ...................................................................           42,073            40,858
     Long-term debt ............................................................................            4,000             4,000
     Accrued interest payable ..................................................................              303               319
     Other liabilities .........................................................................               60                 1
                                                                                                         --------          --------
              Total liabilities ................................................................           46,436            45,178
                                                                                                         --------          --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized, 1,020,014 shares issued and outstanding for 2000 and 1,014,096 shares issued and
         outstanding for 1999 ..................................................................               10                10
     Capital surplus ...........................................................................            3,564             3,390
     Retained earnings .........................................................................            3,442             3,877
     Accumulated other comprehensive income ....................................................             (206)             (115)
                                                                                                         --------          --------
              Total shareholders' equity .......................................................            6,810             7,162
                                                                                                         --------          --------

              Total liabilities and shareholders' equity .......................................         $ 53,246          $ 52,340
                                                                                                         ========          ========

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                            (Unaudited)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                  2000                     1999
                                                                                                  ----                     ----
                                                                                            (Dollars in thousands, except per share)
Interest income
     Loans, including fees .....................................................                $      740                $      701
     Interest bearing deposits in other banks ..................................                         1                         4
     Securities
         Taxable ...............................................................                       218                       189
         Tax-exempt ............................................................                        50                        48
     Federal funds sold ........................................................                        31                        92
     Other investments .........................................................                         5                         6
                                                                                                ----------                ----------
         Total interest income .................................................                     1,045                     1,040
                                                                                                ----------                ----------

Interest expense
     Time deposits $100,000 and over ...........................................                        41                        54
     Other deposits ............................................................                       280                       315
     Federal funds purchased ...................................................                         1                         -
     Long-term debt ............................................................                        62                        53
                                                                                                ----------                ----------
         Total interest expense ................................................                       384                       422
                                                                                                ----------                ----------

Net interest income ............................................................                       661                       618
Provision for loan losses ......................................................                         -                         -
                                                                                                ----------                ----------
Net interest income after provision ............................................                       661                       618
                                                                                                ----------                ----------

Other income
     Service charges on deposit accounts .......................................                        97                        91
     Credit life insurance commissions .........................................                         4                         4
     Other income ..............................................................                        19                        15
                                                                                                ----------                ----------
         Total other income ....................................................                       120                       110
                                                                                                ----------                ----------

Other expenses
     Salaries and employee benefits ............................................                       213                       202
     Net occupancy expense .....................................................                        16                        15
     Furniture and equipment expense ...........................................                        55                        51
     Other expense .............................................................                       108                        98
                                                                                                ----------                ----------
         Total other expenses ..................................................                       392                       366
                                                                                                ----------                ----------

Income before income taxes .....................................................                       389                       362
Income tax expense .............................................................                       114                       115
                                                                                                ----------                ----------
Net income .....................................................................                $      275                $      247
                                                                                                ==========                ==========

Per share
     Average shares outstanding ................................................                 1,016,180                 1,012,294
     Net income ................................................................                $     0.27                $     0.24
     Cash dividends declared ...................................................                      0.70                      0.60

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                          (Unaudited)
                                                           Common Stock                                       Accumulated
                                                     ---------------------                                       Other
                                                     Number of                     Capital      Retained    Comprehensive
                                                      Shares        Amount         Surplus      Earnings       Income          Total
                                                      ------        ------         -------      --------    --------------     -----
                                                                           (Dollars in thousands, except per share)

Balance, January 1, 1999 ..........................    1,011,020    $      10    $   3,324    $   3,464     $     124     $   6,922
                                                                                                                          ---------

Comprehensive income:
    Net income ....................................            -            -            -          247             -           247
    Change in unrealized holding
    gains and losses on
    available-for-sale
    securities, net of income taxes ...............            -            -            -            -           (28)          (28)
                                                                                                                          ---------
    Total comprehensive income ....................                                                                             219
                                                                                                                          ---------

Sales of common stock under
    dividend reinvestment plan ....................        4,778            -          132            -             -           132
Cash dividends declared - $.50 per share ..........            -            -            -         (607)            -          (607)
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 1999 ...........................    1,015,798    $      10    $   3,456    $   3,104     $      96     $   6,666
                                                       =========    =========    =========    =========     =========     =========

Balance, January 1, 2000 ..........................    1,014,096    $      10    $   3,390    $   3,877     $    (115)    $   7,162
                                                                                                                          ---------

Comprehensive income:
    Net income ....................................            -            -            -          275             -           275
    Change in unrealized holding
    gains and losses on
    available-for-sale
    securities, net of income taxes ...............            -            -            -            -           (91)          (91)
                                                                                                                          ---------
     Total comprehensive income ...................                                                                             184
                                                                                                                          ---------
Sales of common stock under
    dividend reinvestment plan ....................        6,118            -          174            -             -           174
Cash dividends declared - $.70 per share ..........            -            -            -         (710)            -          (710)
                                                       ---------    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2000 ...........................    1,020,214    $      10    $   3,564    $   3,442     $    (206)    $   6,810
                                                       =========    =========    =========    =========     =========     =========

















See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         2000                 1999
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Operating Activities
     Net income ..........................................................................             $   275              $   247
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation .................................................................                  31                   29
            Securities accretion and premium amortization ................................                   1                  (14)
            Amortization of net loan fees and costs ......................................                 (11)                   -
            Decrease in interest receivable ..............................................                  86                   72
            Decrease in interest payable .................................................                 (16)                 (24)
            Decrease (increase) in prepaid expenses ......................................                  33                  (68)
            Increase in other accrued expenses ...........................................                  59                   71
            Proceeds of sales of other assets ............................................                   5                    -
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 463                  313
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................                (500)              (5,028)
     Maturities of available-for-sale securities .........................................                 629                4,383
     Net increase in loans made to customers .............................................                (112)                (656)
     Purchases of premises and equipment .................................................                 (24)                   -
                                                                                                       -------              -------
                Net cash used by investing activities ....................................                  (7)              (1,301)
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................               1,832                1,861
     Net decrease in certificates of deposit and other
         time deposits ...................................................................                (617)              (1,633)
     Cash dividends paid .................................................................                (710)                (607)
     Common stock sold under dividend reinvestment plan ..................................                 174                  132
                                                                                                       -------              -------
                Net cash provided (used) by financing activities .........................                 679                 (247)
                                                                                                       -------              -------
Increase (decrease) in cash and cash equivalents .........................................               1,135               (1,235)
Cash and cash equivalents, beginning .....................................................               3,673                9,823
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 4,808              $ 8,588
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

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 1999 on Form 10-KSB filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                               (Unaudited)
                                                           Three Months Ended
                                                               March 31,
                                                        2000               1999
                                                        ----               ----
                                                         (Dollars in thousands)

Net income ..........................................   $ 275             $ 247
                                                        -----             -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale ...............    (148)              (45)
         securities
     Income tax expense (benefit) on other
         comprehensive income (loss) ................     (57)              (17)
                                                        -----             -----
            Total other comprehensive income (loss) .     (91)              (28)
                                                        -----             -----
Comprehensive income ................................   $ 184             $ 219
                                                        =====             =====


Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $400,000 for the three months ended March 31, 2000, and was $446,000 for the three months ended March 31, 1999. Income tax payments of $14,000 were made during the first three months of 2000, and income tax payments of $11,000 were made in the 1999 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $148,000 during the 2000 period, accumulated other comprehensive income decreased by $91,000 and the associated deferred income taxes changed by $57,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $45,000, decreased accumulated other comprehensive income by $28,000, and the associated deferred income taxes changed by $17,000.

In 2000, a non-cash transfer of $30,000 was made from loans to other assets for the repossession of loan collateral.

Nonperforming Loans - As of March 31, 2000, nonaccrual loans totaled $8,000 and there were no loans 90 days or more past due and still accruing interest income.

Earnings Per Share - Net income per share is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. The Company has no potentially dilutive common shares, stock options or warrants outstanding.

Item 2. - Management's Discussion and Analysis


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

Results of Operations

         The Company recorded consolidated net income of $275,000 or $.27 per share for the first quarter of 2000. These results are $28,000, or $.03 per share, more than net income of $247,000 or $.24 per share for the first quarter of 1999.

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

         For the first quarter of 2000, FTE net interest income was $689,000, an increase of $44,000 or 6.8% over the first quarter of 1999. This increase was achieved through lower interest expenses resulting primarily from lower average amounts of interest bearing liabilities. Average interest bearing liabilities during the 2000 period were $42,301,000, representing a decrease of $3,626,000 or 7.9% from the amount for the same period of 1999. Average deposit liabilities were lower in all categories during the 2000 quarter, compared with the same period of 1999. The average rate paid for such liabilities was 3.65% for the 2000 period, and 3.73% for the 1999 period. Average interest earning assets during the 2000 period were $50,327,000, a decrease of $3,923,000 or 7.2% from the comparable period of 1999. The average rate earned on earning assets increased to 8.58% for the 2000 period, compared with 7.98% for the 1999 period. The lower average amounts of interest earning assets in the 2000 period effectively negated the beneficial effects of the increased yield. The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2000 was 4.93%, an increase of 68 basis points over the 4.25% average interest rate spread recorded for the same period of 1999. Net yield on earning assets (net interest income divided by average interest earning assets) was 5.51% for the first quarter of 2000, an increase of 69 basis points over the 4.82% for the first three months of 1999.

Provision and Allowance for Loan Losses

         No provisions for loan losses were made during the first three months of 2000 and 1999. At March 31, 2000, the allowance for loan losses was .87% of loans, compared with .88% of loans at December 31, 1999. During the 2000 three month period, net charge-offs totaled $2,000, compared with net recoveries of $1,000 during the same period of 1999. As of March 31, 2000, there were $8,000 in nonaccrual loans and no loans over 90 days past due and still accruing interest. As of March 31, 1999 there were no nonaccrual loans and no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2000.

Noninterest Income

         Noninterest income totaled $120,000 for the first quarter of 2000, compared with $110,000 for the 1999 quarter. The higher noninterest income in 2000 was mostly attributable to higher service charges on deposit accounts. There were no realized securities gains or losses in either the 2000 or 1999 periods.

Noninterest Expenses

         Noninterest expenses totaled $392,000 for the first quarter of 2000, compared with $366,000 for 1999. Salaries and employee benefits increased by $11,000, or 5.4%, to $213,000 for the 2000 period. This increase resulted primarily from normal salary increases, which are granted from time to time. Occupancy and furniture and equipment expenses for 2000 increased by $5,000 compared with 1999, primarily resulting from higher depreciation and equipment maintenance and repair costs. Other expenses for the 2000 period were $10,000 more than in 1999 primarily due to higher expenses associated with credit cards and other card-based services.

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

         As of March 31, 2000, the ratio of loans to total deposits was 70.4%, compared with 72.2% as of December 31, 1999 and 65.0% as of March 31, 1999. Deposits as of March 31, 2000 were $1,215,000 or 3.0% greater than at December 31, 1999.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base decreased by $352,000 since December 31, 1999 as the result of net income of $275,000 for the first three months of 2000, less dividends declared totaling $710,000, $174,000 added from the sale of 6,118 shares of stock under the Company's dividend reinvestment plan, less the $91,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2000 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                 Tier 1     Capital     Leverage
                                                 ------     -------     --------
Clover Community Bankshares, Inc.                21.4%       22.2%       13.2%
Clover Community Bank                            19.5%       20.2%       11.9%
Minimum "well-capitalized" requirement            6.0%       10.0%        5.0%
Minimum requirement                               4.0%        8.0%        3.0%

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


                                       CLOVER COMMUNITY BANKSHARES, INC.


       May 5, 2000                     /s/  James C. Harris, Jr.
----------------------                 -------------------------
         Date                          James C. Harris, Jr., President and Chief
                                         Executive Officer


       May 5, 2000                     /s/ Gwen M. Thompson
----------------------                 --------------------
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