Form 10QSB
period 2000-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2000-08-11
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2000           Commission File No. 000-24749


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

         Yes   [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,018,353 shares Outstanding on July 31, 2000.

Transitional Small Business Format (Check one):  Yes [ ]   No  [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet...................................      3
            Consolidated Statement of Income.............................      4
            Consolidated Statement of Changes in Shareholders' Equity....      5
            Consolidated Statement of Cash Flows.........................      6
            Notes to Unaudited Consolidated Financial Statements.........      7

Item 2.     Management's Discussion and Analysis.........................      9

PART II -   OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders..........     12

Item 6.     Exhibits and Reports on Form 8-K.............................     12

SIGNATURES...............................................................     13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                  (Unaudited)
                                                                                                      June 30,         December 31,
                                                                                                       2000                1999
                                                                                                       ----                ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  5,155             $  1,198
     Interest bearing deposits in other banks ............................................                  17                   35
     Federal funds sold ..................................................................               3,560                2,440
     Securities available-for-sale .......................................................              17,197               17,554
     Other investments ...................................................................                 250                  250
     Loans ...............................................................................              29,069               29,519
         Allowance for loan losses .......................................................                (253)                (259)
                                                                                                      --------             --------
            Loans - net ..................................................................              28,816               29,260
     Premises and equipment - net ........................................................                 836                  874
     Accrued interest receivable .........................................................                 360                  361
     Other assets ........................................................................                 445                  368
                                                                                                      --------             --------

            Total assets .................................................................            $ 56,636             $ 52,340
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  6,417             $  3,084
         Interest bearing transaction accounts ...........................................              15,189               12,889
         Savings .........................................................................               2,650                2,360
         Certificates of deposit $100M and over ..........................................               4,202                4,095
         Other time deposits .............................................................              16,776               18,430
                                                                                                      --------             --------
            Total deposits ...............................................................              45,234               40,858
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 316                  319
     Other liabilities ...................................................................                   1                    1
                                                                                                      --------             --------
            Total liabilities ............................................................              49,551               45,178
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,018,430 shares issued and outstanding for 2000 and
         1,014,096 shares issued and outstanding for 1999.................................                  10                   10
     Capital surplus .....................................................................               3,514                3,390
     Retained earnings ...................................................................               3,723                3,877
     Accumulated other comprehensive income ..............................................                (162)                (115)
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,085                7,162
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 56,636             $ 52,340
                                                                                                      ========             ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                          Period Ended June 30,
                                                                                          ---------------------
                                                                           Three Months                              Six Months
                                                                           ------------                              ----------
                                                                     2000               1999                2000               1999
                                                                     ----               ----                ----               ----
                                                                                   (Dollars in thousands, except per share)
Interest income
     Loans, including fees .............................         $      748         $      719         $    1,488         $    1,420
     Time deposits in other banks ......................                  1                 10                  2                 14
     Securities
       Taxable .........................................                229                201                447                390
       Tax-exempt ......................................                 44                 42                 94                 90
     Federal funds sold ................................                 54                 80                 85                172
     Other investments .................................                  4                 10                  9                 16
                                                                 ----------         ----------         ----------         ----------
         Total interest income .........................              1,080              1,062              2,125              2,102
                                                                 ----------         ----------         ----------         ----------

Interest expense
     Time deposits $100M and over ......................                 45                 50                 86                104
     Other deposits ....................................                275                308                555                623
     Federal funds purchased ...........................                  -                  -                  1                  -
     Long-term debt ....................................                 65                 50                127                103
                                                                 ----------         ----------         ----------         ----------
         Total interest expense ........................                385                408                769                830
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................                695                654              1,356              1,272
Provision for loan losses ..............................                  1                  -                  1                  -
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision ....................                694                654              1,355              1,272
                                                                 ----------         ----------         ----------         ----------

Other income
     Service charges on deposit accounts ...............                109                 99                206                190
     Credit life insurance commissions .................                  6                  4                 10                  8
     Other income ......................................                 15                 14                 34                 29
                                                                 ----------         ----------         ----------         ----------
         Total other income ............................                130                117                250                227
                                                                 ----------         ----------         ----------         ----------

Other expenses
     Salaries and employee benefits ....................                222                198                435                400
     Net occupancy expense .............................                 17                 16                 33                 31
     Furniture and equipment expense ...................                 57                 51                112                102
     Other expense .....................................                123                114                231                212
                                                                 ----------         ----------         ----------         ----------
         Total other expenses ..........................                419                379                811                745
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................                405                392                794                754
Income tax expense .....................................                124                116                238                231
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $      281         $      276         $      556         $      523
                                                                 ==========         ==========         ==========         ==========

Per share
     Average shares outstanding ........................          1,019,994          1,015,774          1,018,046          1,014,044
     Net income ........................................         $     0.28         $     0.27         $     0.55         $     0.52
     Cash dividends declared ...........................                  -                  -               0.70               0.60



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                     (Unaudited)
                                                       Common Stock
                                                       ------------                                        Accumulated
                                               Number of                       Capital        Retained  Other Comprehensive
                                                Shares          Amount         Surplus        Earnings       Income          Total
                                                ------          ------         -------        --------       ------          -----
                                                                        (Dollars in thousands, except per share)

Balance, January 1, 1999 ..................     1,011,020     $       10    $    3,324     $    3,464     $      124     $    6,922
                                                                                                                         ----------
Comprehensive income:
    Net income ............................             -              -             -            523              -            523
    Change in unrealized holding
       gains and losses on
       available-for-sale
       securities, net of income taxes ....             -              -             -              -           (176)          (176)
                                                                                                                         ----------
         Total comprehensive income .......                                                                                     347
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan,
    net of costs to establish plan ........         4,778              -           118              -              -            118
Repurchase and cancellation of
    common stock ..........................          (396)             -           (13)             -              -            (13)
Cash dividends declared -
    $.60 per share ........................             -              -             -           (607)             -           (607)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, June 30, 1999 ....................     1,015,402     $       10    $    3,429     $    3,380     $      (52)    $    6,767
                                               ==========     ==========    ==========     ==========     ==========     ==========



Balance, January 1, 2000 ..................     1,014,096     $       10    $    3,390     $    3,877     $     (115)    $    7,162
Comprehensive income:
    Net income ............................             -              -             -            556              -            556
    Change in unrealized holding
       gains and losses on
       available-for-sale
       securities, net of income taxes ....             -              -             -              -            (47)           (47)
                                                                                                                         ----------
        Total comprehensive income ........                                                                                     509
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ............         6,118              -           174              -              -            174
Repurchase and cancellation of
    common stock ..........................        (1,784)             -           (50)             -              -            (50)
Cash dividends declared -
    $.70 per share ........................             -              -             -           (710)             -           (710)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, June 30, 2000 ....................     1,018,430     $       10    $    3,514     $    3,723     $     (162)    $    7,085
                                               ==========     ==========    ==========     ==========     ==========     ==========










See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                                                   --------
                                                                                                          2000                1999
                                                                                                          ----                ----
                                                                                                          (Dollars in thousands)
Operating Activities
     Net income ............................................................................            $   556             $   523
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                  1                   -
            Depreciation ...................................................................                 63                  57
            Securities accretion and premium amortization ..................................                  2                 (29)
            Amortization of net loan fees and costs ........................................                (21)                (20)
            Decrease (increase) in interest receivable .....................................                  1                 (19)
            Decrease in interest payable ...................................................                 (3)                (13)
            Increase in prepaid expenses and other assets ..................................                (33)                (39)
            Increase in other accrued expenses .............................................                  -                  29
                                                                                                        -------             -------
                Net cash provided by operating activities ..................................                566                 489
                                                                                                        -------             -------

Investing activities
     Maturities of interest bearing deposits in other banks ................................                  -                 196
     Purchases of available-for-sale securities ............................................             (1,000)             (5,028)
     Maturities of available-for-sale securities ...........................................              1,279               5,501
     Proceeds of sales of other investments ................................................                  -                 127
     Net decrease (increase) in loans made to customers ....................................                426                (155)
     Purchases of premises and equipment ...................................................                (25)                (24)
     Proceeds from sales of repossessions ..................................................                 23                   -
                                                                                                        -------             -------
                Net cash provided by investing activities ..................................                703                 617
                                                                                                        -------             -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              5,923                 991
     Net decrease in certificates of deposit and other
         time deposits .....................................................................             (1,547)             (1,686)
     Cash dividends paid ...................................................................               (710)               (607)
     Common stock sold under dividend reinvestment plan (1999 amount
         is net of $14 to establish plan) ..................................................                174                 118
     Common stock repurchased and cancelled ................................................                (50)                (13)
                                                                                                        -------             -------
                Net cash provided (used) by financing activities ...........................              3,790              (1,197)
                                                                                                        -------             -------
Increase (decrease) in cash and cash equivalents ...........................................              5,059                 (91)
Cash and cash equivalents, beginning .......................................................              3,673               9,823
                                                                                                        -------             -------
Cash and cash equivalents, ending ..........................................................            $ 8,732             $ 9,732
                                                                                                        =======             =======




See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank, are engaged in providing domestic banking services from their headquarters office in Clover, South Carolina. The Company is a South Carolina corporation and its banking subsidiary is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and its subsidiary operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve System, the FDIC and the South Carolina State Board of Financial Institutions. The holding company was incorporated on March 4, 1998, pursuant to a plan of reorganization. Clover Community Bank was organized in September, 1986, and received its charter and commenced operations on October 1, 1987.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                  (Unaudited)
                                                                                               Period Ended June 30,
                                                                                               ---------------------
                                                                                   Three Months                       Six Months
                                                                                   ------------                       ----------
                                                                             2000               1999          2000             1999
                                                                             ----               ----          ----             ----
                                                                                               (Dollars in thousands)

Net income ..........................................................          $ 281          $ 276           $ 556           $ 523
                                                                               -----          -----           -----           -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ....................             72           (241)            (76)           (286)
     Income tax expense (benefit) on other
         comprehensive income (loss) ................................             28            (93)            (29)           (110)
                                                                               -----          -----           -----           -----
            Total other comprehensive
            income (loss) ...........................................             44           (148)            (47)           (176)
                                                                               -----          -----           -----           -----
Comprehensive income ................................................          $ 325          $ 128           $ 509           $ 347
                                                                               =====          =====           =====           =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $772,000 for the six months ended June 30, 2000, and was $843,000 for the six months ended June 30, 1999. Income tax payments of $301,000 were made during the first six months of 2000, and income tax payments of $169,000 were made in the 1999 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $76,000 during the 2000 period, a related shareholders' equity account decreased by $47,000 and the associated deferred income taxes changed by $29,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $286,000, decreased shareholders' equity by $176,000, and deferred income taxes changed by $110,000. In 2000, non-cash transfers of $38,000 were made from loans to the other assets for the repossession of loan collateral.

Nonperforming Loans - As of June 30, 2000, there were $26,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest income.

Earnings Per Share - Earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period, retroactively adjusted to give effect to any stock splits and stock dividends. The Company has never had any dilutive potential common shares or dilutive stock options or warrants.

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

Results of Operations

         The Company recorded consolidated net income of $281,000 or $.28 per share for the second quarter of 2000. These results are $5,000, or $.01 per share, more than net income of $276,000 or $.27 per share for the second quarter of 1999. For the first six months of 2000, the Company recorded consolidated net income of $556,000 or $.55 per share, compared with $523,000 or $.52 per share in the same 1999 period.

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

         For the first six months of 2000, FTE net interest income was $1,404,000, an increase of $86,000 or 6.5% over the first six months of 1999. The increase in FTE net interest income was achieved primarily by increasing the average rates earned on interest earning assets and reducing the average amounts of interest bearing liabilities outstanding during the 2000 period. Although the average amounts of interest earning assets held in 2000 decreased by $3,765,000 when compared with 1999, the Company increased the amount of its FTE interest income by $25,000 because the average yield on those assets increased by 68 basis points. Average interest bearing liabilities in the 2000 six-month period were $3,989,000 less than during the same period of 1999. In addition, interest rates paid on those liabilities increased by only 4 basis points. As a result, interest expense for the 2000 six month period was $61,000 less than in 1999.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2000 was 5.02%, an increase of 63 basis points over the 4.39% realized for the same period of 1999. Net yield on earning assets (net interest income divided by average interest earning assets) was 5.61% for the first six months of 2000, an increase of 70 basis points over the 4.91% for the first six months of 1999.

         The decreases in interest earning assets and interest bearing liabilities resulted from the Company's strategy of maintaining its deposit market share in its local service area in York County of South Carolina at a level commensurate with the demand for good quality loans. Management expects to continue to utilize such strategies during the remainder of 2000. Increases in yields earned and rates paid resulted from increases in market rates of interest initiated by the Federal Reserve Bank in the second quarter of 1999 and continuing through the present, and other competitive pressures.

Provision and Allowance for Loan Losses

         The Company recorded provisions for losses of $1,000 for the first six months of 2000 and no provisions for loan losses during the first six months of 1999. At June 30, 2000, the allowance for loan losses was .87% of loans, compared with .88% of loans at December 31, 1999. During the 2000 six month period, net charge-offs totaled $7,000, compared with net charge-offs of $1,000 during the same period of 1999. As of June 30, 2000, there were $26,000 of nonaccrual loans and no loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 1999 was $4,000 and there were no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2000.

Noninterest Income

         Noninterest income totaled $250,000 for the first six months of 1999, compared with $227,000 for the same 1999 period. The higher noninterest income in 2000 was attributable primarily to an increase of $16,000 in service charges on deposit accounts. There were no realized securities gains or losses in either the 2000 or 1999 periods.

         Noninterest income totaled $130,000 for the three months ended June 30, 2000 compared with $117,000 for the second quarter of 1999. Service charges on deposit accounts were $10,000 more in the 2000 period than in 1999.

Noninterest Expenses

         Noninterest expenses totaled $811,000 for the first six months of 2000, compared with $745,000 for 1999. Salaries and employee benefits increased by $35,000, or 8.8%, to $435,000 for the 2000 period due to costs of additional personnel, officer promotions, increases in insurance benefits costs and normal salary increases, which are granted from time to time. Occupancy and furniture and equipment expenses for 2000 increased by $12,000 compared with 1999 due to higher depreciation and equipment maintenance expenses. Other expenses for the 2000 period were $19,000 more than in 1999 primarily due to higher fees associated with processing the Bank's ATM and debit card products and professional fees incurred in connection with the Company's discontinued evaluation of a potential business acquisition.

         Noninterest expenses for the second quarter of 2000 were $40,000 greater than for the same period of 1999. Salaries and employee benefits increased by $24,000 and other expenses increased by $9,000. Management expects that noninterest expenses for the remainder of 2000 will continue to trend above the level of the prior year.

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

         As of June 30, 2000, the ratio of loans to total deposits was 64.3%, compared with 72.2% as of December 31, 1999 and 65.2% as of June 30, 1999. Deposits as of June 30, 2000 were $4,376,000 or 10.7% greater than at December 31, 1999 and $323,000 or .7% greater than their level of June 30, 1999.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity decreased by $77,000 since December 31, 1999 as the result of net income of $556,000 for the first six months of 2000, less cash dividends declared totaling $710,000, plus $174,000 in net proceeds added from the sale of 6,118 shares of stock under the Company's new dividend reinvestment plan, less $50,000 paid to non-profit organizations to reacquire and cancel 1,784 shares of the Company's outstanding common stock, less the $47,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The June 30, 2000 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                         Total
                                             Tier 1      Capital       Leverage
                                             ------      -------       --------
Clover Community Bankshares, Inc.             21.9%       22.7%          13.6%
Clover Community Bank                         20.0%       21.0%          12.5%
Minimum "well-capitalized" requirement         6.0%       10.0%           5.0%
Minimum requirement                            4.0%        8.0%           3.0%

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Monday, April 17, 2000, the shareholders of Clover Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of eight directors to hold office for a one-year term:

                                                  SHARES VOTED
                                        ----------------------------------------
                                                                AUTHORITY
         DIRECTORS                          FOR                 WITHHELD
                                            ---                 --------

         Ruby M. Bennett                   639,320                  0
         Charles R. Burrell                639,320                  0
         James C. Harris, Jr.              639,320                  0
         Herbert Kirsh                     639,320                  0
         H. Marvin McCarter                639,320                  0
         James H. Owen, Jr.                639,320                  0
         Gwen M. Thompson                  639,320                  0
         William C. Turner                 639,320                  0





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


                                        CLOVER COMMUNITY BANKSHARES, INC.


       August 10, 2000                 /s/  James C. Harris, Jr.
--------------------------             -------------------------
         Date                          James C. Harris, Jr., President
                                        and Chief Executive Officer


       August 10, 2000                 /s/ Gwen M. Thompson
--------------------------             --------------------
         Date                          Gwen M. Thompson, Senior Vice President
                                         Cashier, and Secretary  (Principal
                                         accounting officer)

Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                                                  Description
---------------                                         ----------------------

     27                                                 Financial Data Schedule