Form 10QSB
period 2000-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2000-11-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2000      Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         South Carolina                                  58-2381062
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

         Yes [X] No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,018,353 shares Outstanding on October 31, 2000.

Transitional Small Business Format (Check one):  Yes [  ]  No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -       FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheet .............................      3
               Consolidated Statement of Income .......................      4
               Consolidated Statement of Changes
                     in Shareholders' Equity ..........................      5
               Consolidated Statement of Cash Flows ...................      6
               Notes to Unaudited Consolidated
                     Financial Statements .............................    7-8

Item 2.        Management's Discussion and Analysis ...................   8-10

PART II -      OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K .......................     11

SIGNATURES ............................................................     12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                   (Unaudited)
                                                                                                September 30,          December 31,
                                                                                                        2000                  1999
                                                                                                        -----                 ----
                                                                                                      (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  1,864             $  1,198
     Interest bearing deposits in other banks ............................................                  51                   35
     Federal funds sold ..................................................................               2,010                2,440
     Securities available-for-sale .......................................................              17,736               17,554
     Other investments ...................................................................                 250                  250
     Loans ...............................................................................              29,175               29,519
         Allowance for loan losses .......................................................                (250)                (259)
                                                                                                      --------             --------
            Loans - net ..................................................................              28,925               29,260
     Premises and equipment - net ........................................................                 836                  874
     Accrued interest receivable .........................................................                 317                  361
     Other assets ........................................................................                 351                  368
                                                                                                      --------             --------

            Total assets .................................................................            $ 52,340             $ 52,340
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  4,229             $  3,084
         Interest bearing transaction accounts ...........................................              12,979               12,889
         Savings .........................................................................               2,531                2,360
         Certificates of deposit $100M and over ..........................................               4,234                4,095
         Other time deposits .............................................................              16,627               18,430
                                                                                                      --------             --------
            Total deposits ...............................................................              40,600               40,858
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 356                  319
     Other liabilities ...................................................................                   6                    1
                                                                                                      --------             --------
            Total liabilities ............................................................              44,962               45,178
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,018,355 shares issued and outstanding for 2000 and
         1,014,096 shares issued and outstanding for 1999 ................................                  10                   10
     Capital surplus .....................................................................               3,512                3,390
     Retained earnings ...................................................................               3,968                3,877
     Accumulated other comprehensive income ..............................................                (112)                (115)
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,378                7,162
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 52,340             $ 52,340
                                                                                                      ========             ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                            Three Months                          Nine Months
                                                                            ------------                          -----------
                                                                      2000               1999               2000               1999
                                                                      ----               ----               ----               ----
                                                                                (Dollars in thousands, except per share)
Interest income
     Loans, including fees .............................         $      743         $      721         $    2,231         $    2,141
     Time deposits in other banks ......................                  1                  3                  3                 17
     Securities
          Taxable ......................................                233                195                680                585
          Tax-exempt ...................................                 48                 42                142                132
     Federal funds sold ................................                 47                110                132                282
     Other investments .................................                  5                  4                 14                 20
                                                                 ----------         ----------         ----------         ----------
         Total interest income .........................              1,077              1,075              3,202              3,177
                                                                 ----------         ----------         ----------         ----------

Interest expense
     Time deposits $100M and over ......................                 51                 53                137                157
     Other deposits ....................................                286                295                841                918
     Federal funds purchased ...........................                  -                  -                  1                  -
     Long-term debt ....................................                 68                 54                195                157
                                                                 ----------         ----------         ----------         ----------
         Total interest expense ........................                405                402              1,174              1,232
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................                672                673              2,028              1,945
Provision for loan losses ..............................                 23                  -                 24                  -
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision ....................                649                673              2,004              1,945
                                                                 ----------         ----------         ----------         ----------

Other income
     Service charges on deposit accounts ...............                 99                102                305                292
     Credit life insurance commissions .................                  5                  5                 15                 13
     Other income ......................................                 12                 16                 46                 45
                                                                 ----------         ----------         ----------         ----------
         Total other income ............................                116                123                366                350
                                                                 ----------         ----------         ----------         ----------

Other expenses
     Salaries and employee benefits ....................                213                198                648                598
     Net occupancy expense .............................                 15                 17                 48                 48
     Furniture and equipment expense ...................                 57                 55                169                157
     Other expense .....................................                108                109                339                321
                                                                 ----------         ----------         ----------         ----------
         Total other expenses ..........................                393                379              1,204              1,124
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................                372                417              1,166              1,171
Income tax expense .....................................                127                115                365                346
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $      245         $      302         $      801         $      825
                                                                 ==========         ==========         ==========         ==========

Per share
     Average shares outstanding ........................          1,018,379          1,015,400          1,018,029          1,014,501
     Net income ........................................         $     0.24         $     0.29         $     0.79         $     0.81
     Cash dividends declared ...........................                  -                  -               0.70               0.60



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                      (Unaudited)
                                                      Common Stock
                                                      --------------                                          Accumulated
                                                Number of                       Capital     Retained      Other Comprehensive
                                                 Shares          Amount         Surplus     Earnings            Income         Total
                                                 ------          ------         -------     --------            ------         -----
                                                                       (Dollars in thousands, except per share)

Balance, January 1, 1999 ..................     1,011,020     $       10    $    3,324     $    3,464     $      124     $    6,922
                                                                                                                         ----------
Comprehensive income:
    Net income ............................             -              -             -            825              -            825
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -           (205)          (205)
                                                                                                                         ----------
          Total comprehensive income ......                                                                                     620
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan,
    net of costs to establish plan ........         4,778              -           118              -              -            118
Repurchase and cancellation of
    common stock ..........................          (571)             -           (19)             -              -            (19)
Cash dividends declared -
    $.60 per share ........................             -              -             -           (607)             -           (607)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, September 30, 1999 ...............     1,015,227     $       10    $    3,423     $    3,682     $      (81)    $    7,034
                                               ==========     ==========    ==========     ==========     ==========     ==========



Balance, January 1, 2000 ..................     1,014,096     $       10    $    3,390     $    3,877     $     (115)    $    7,162
Comprehensive income:
    Net income ............................             -              -             -            801              -            801
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -              3              3
                                                                                                                         ----------
          Total comprehensive income ......                                                                                     804
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ............         6,118              -           174              -              -            174
Repurchase and cancellation of
    common stock ..........................        (1,859)             -           (52)             -              -            (52)
Cash dividends declared -
    $.70 per share ........................             -              -             -           (710)             -           (710)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, September 30, 2000 ...............     1,018,355     $       10    $    3,512     $    3,968     $     (112)    $    7,378
                                               ==========     ==========    ==========     ==========     ==========     ==========

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                  (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                September 30,
                                                                                                           2000               1999
                                                                                                           ----               ----
                                                                                                            (Dollars in thousands)
Operating Activities
     Net income ............................................................................            $   801             $   825
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                 24                   -
            Depreciation ...................................................................                 94                  87
            Securities accretion and premium amortization ..................................                  3                 (29)
            Amortization of net loan fees and costs ........................................                (23)                (38)
            Decrease in interest receivable ................................................                 44                  57
            Increase (decrease) in interest payable ........................................                 37                 (13)
            Decrease (increase) in prepaid expenses and other assets .......................                  3                 (14)
            Increase in other accrued expenses .............................................                  5                   1
                                                                                                        -------             -------
                Net cash provided by operating activities ..................................                988                 876
                                                                                                        -------             -------

Investing activities
     Maturities of interest bearing deposits in other banks ................................                  -                 196
     Purchases of available-for-sale securities ............................................             (1,527)             (7,050)
     Maturities of available-for-sale securities ...........................................              1,348               5,816
     Proceeds of sales of other investments ................................................                  -                 127
     Net decrease in loans made to customers ...............................................                296                 826
     Purchases of premises and equipment ...................................................                (56)                (54)
     Proceeds from sales of repossessions ..................................................                 49                   -
                                                                                                        -------             -------
                Net cash provided (used) by investing activities ...........................                110                (139)
                                                                                                        -------             -------

Financing activities
     Net increase (decrease) in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              1,406                 (88)
     Net decrease in certificates of deposit and other
         time deposits .....................................................................             (1,664)             (1,834)
     Cash dividends paid ...................................................................               (710)               (607)
     Common stock sold under dividend reinvestment plan (1999 amount
         is net of $14 to establish plan) ..................................................                174                 118
     Common stock repurchased and cancelled ................................................                (52)                (19)
                                                                                                        -------             -------
                Net cash used by financing activities ......................................               (846)             (2,430)
                                                                                                        -------             -------
Increase (decrease) in cash and cash equivalents ...........................................                252              (1,693)
Cash and cash equivalents, beginning .......................................................              3,673               9,823
                                                                                                        -------             -------
Cash and cash equivalents, ending ..........................................................            $ 3,925             $ 8,130
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                                 Three Months                      Nine Months
                                                                                 ------------                      -----------
                                                                              2000           1999             2000            1999
                                                                              ----           ----             ----            ----
                                                                                            (Dollars in thousands)

Net income .......................................................           $ 245           $ 302            $ 801           $ 825
                                                                             -----           -----            -----           -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities .................              82             (33)               6            (319)
     Income tax expense (benefit) on other
         comprehensive income (loss) .............................              32              (4)               3            (114)
                                                                             -----           -----            -----           -----
            Total other comprehensive
              income (loss) ......................................              50             (29)               3            (205)
                                                                             -----           -----            -----           -----
Comprehensive income .............................................           $ 295           $ 273            $ 804           $ 620
                                                                             =====           =====            =====           =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,137,000 for the nine months ended September 30, 2000, and was $1,245,000 for the nine months ended September 30, 1999. Income tax payments of $438,000 were made during the first nine months of 2000, and income tax payments of $316,000 were made in the 1999 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $6,000 during the 2000 period, a related shareholders' equity account increased by $3,000 and the associated deferred income taxes changed by $3,000. During the 1999 period, non-cash valuation adjustments decreased available-for-sale securities by $319,000, decreased shareholders' equity by $205,000, and deferred income taxes changed by $114,000. In 2000, non-cash transfers of $38,000 were made from loans to other assets for the repossession of loan collateral.

Nonperforming Loans - As of September 30, 2000, there were $19,000 in nonaccrual loans and $4,000 in loans 90 days or more past due and still accruing interest income.

Earnings Per Share - Earnings per common share is computed on the basis of the weighted average number of shares outstanding during each period, retroactively adjusted to give effect to any stock splits and stock dividends. The Company has never had any dilutive potential common shares or dilutive stock options or warrants.


Item 2. - Management's Discussion and Analysis

         This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. (the "Company") and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the unaudited consolidated financial statements and the related notes contained elsewhere in this report.

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

Results of Operations

         The Company recorded consolidated net income of $245,000 or $.24 per share for the third quarter of 2000. These results are $57,000, or $.05 per share, less than net income of $302,000 or $.29 per share for the third quarter of 1999. For the first nine months of 2000, the Company recorded consolidated net income of $801,000 or $.79 per share, compared with $825,000 or $.81 per share in the same 1999 period.

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

         For the first nine months of 2000, FTE net interest income was $2,101,000, an increase of $88,000 or 4.4% over the first nine months of 1999. The increase in FTE net interest income was achieved primarily by increasing the average rates earned on interest earning assets and reducing the average amounts of interest bearing liabilities outstanding during the 2000 period. Although the average amounts of interest earning assets held in the 2000 nine-month period decreased by $3,854,000 when compared with 1999, the Company increased the amount of its FTE interest income by $30,000 because the average yield on those assets increased by 70 basis points. Average interest bearing liabilities in the 2000 nine-month period were $3,796,000 less than during the same period of 1999. In addition, interest rates paid on those liabilities increased by only 14 basis points to 3.75% for the 2000 nine month period. As a result, interest expense for the 2000 nine month period was $58,000 less than in 1999.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2000 was 4.99%, an increase of 56 basis points over the 4.43% realized for the same period of 1999. Net yield on earning assets (net interest income divided by average interest earning assets) was 5.60% for the first nine months of 2000, an increase of 61 basis points over the 4.99% for the first nine months of 1999.

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

Provision and Allowance for Loan Losses

         The Company recorded provisions for losses of $24,000 for the first nine months of 2000 and no provisions for loan losses during the first nine months of 1999. At September 30, 2000, the allowance for loan losses was .86% of loans, compared with .88% of loans at December 31, 1999. During the 2000 nine month period, net charge-offs totaled $33,000, compared with net charge-offs of $5,000 during the same period of 1999. As of September 30, 2000, there were $19,000 of nonaccrual loans and $4,000 of loans over 90 days past due and still accruing interest. There were no nonaccrual loans at September 30, 1999 and there were no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2000.

Noninterest Income

         Noninterest income totaled $366,000 for the first nine months of 2000, compared with $350,000 for the same 1999 period. The higher noninterest income in 2000 was attributable primarily to an increase of $13,000 in service charges on deposit accounts. There were no realized securities gains or losses in either the 2000 or 1999 periods.

         Noninterest   income  totaled  $116,000  for  the  three  months  ended
September 30, 2000 compared with $123,000 for the third quarter of 1999. Service charges on deposit accounts were $3,000 less in the 2000 quarter than in 1999.

Noninterest Expenses

         Noninterest expenses totaled $1,204,000 for the first nine months of 2000, compared with $1,124,000 for 1999. Salaries and employee benefits increased by $50,000, or 8.4%, to $648,000 for the 2000 period due to costs of additional personnel, officer promotions, increases in insurance benefits costs and normal salary increases, which are granted from time to time. Furniture and equipment expenses for 2000 increased by $12,000 compared with 1999 due to higher depreciation and equipment maintenance expenses. Other expenses for the 2000 period were $18,000 more than in 1999 primarily due to higher fees associated with processing the Bank's ATM and debit card products and costs incurred in connection with the Company's discontinued evaluation of a potential business acquisition.

         Noninterest expenses for the third quarter of 2000 were $14,000 greater than for the same period of 1999. Salaries and employee benefits increased by $15,000 and other expenses decreased by $1,000. Management expects that noninterest expenses for the remainder of 2000 will continue to trend somewhat above the level of the prior year.

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

         As of September 30, 2000, the ratio of loans to total deposits was 71.9%, compared with 72.2% as of December 31, 1999 and 64.8% as of September 30, 1999. Deposits as of September 30, 2000 were $258,000 or .6% less than at December 31, 1999 and $3,084,000 or 7.1% less than their level of September 30, 1999.

        Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $216,000 since December 31, 1999 as the result of net income of $801,000 for the first nine months of 2000, less cash dividends declared totaling $710,000, plus $174,000 in net proceeds added from the sale of 6,118 shares of stock under the Company's dividend reinvestment plan, less $52,000 paid to non-profit organizations to reacquire and cancel 1,859 shares of the Company's outstanding common stock, plus a $3,000 change in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The September 30, 2000 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                                Tier 1       Capital    Leverage
                                                ------       -------    --------
Clover Community Bankshares, Inc. ...........    23.2%        24.0%       14.3%
Clover Community Bank .......................    21.3%        22.0%       13.1%
Minimum "well-capitalized" requirement ......     6.0%        10.0%        5.0%
Minimum requirement .........................     4.0%         8.0%        3.0%

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


                                           CLOVER COMMUNITY BANKSHARES, INC.


       November 10, 2000                    /s/  James C. Harris, Jr.
----------------------------                ------------------------------------
         Date                               James C. Harris, Jr., President and
                                            Chief Executive Officer


       November 10, 2000                    /s/ Gwen M. Thompson
----------------------------                ------------------------------------
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