Form 10KSB40
period 2000-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2001-03-14
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000     Commission File Number 24749

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

         State issuer's revenues for the most recent fiscal year.  $4,775,094

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 1, 2001, was $6,167,311. As of March 2, 2001, there were 1,017,034 shares of the
Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2000 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................      9
Item 8   Changes In and Disagreements with Accountants ..................
           on Accounting and Financial Disclosure .......................      9
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

     * Incorporated by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders

                                     PART I

         This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis, Forward-Looking Statements). Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

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

Employees

     At December 31, 2000, the Company employed 22 people.

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

Competition

         The Bank generally competes with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. South Carolina law permits statewide branching by banks and savings institutions, and many financial institutions in the state have branch networks. Consequently, commercial banking in South Carolina is highly competitive. Furthermore, out-of-state banks may commence operations and compete in the Bank's primary service area. Many large banking organizations, several of which are controlled by out-of-state ownership, currently operate in the Bank's market area.

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

         Currently two other commercial banks operate in the community of Clover, which is the Bank's existing primary service area. Additionally, eight other commercial banks, five credit unions, and one savings institution operate in York County.

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

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), the Company is subject to supervision, and to regular inspection by the Federal Reserve. The Company is also subject to regulation by the State Board. The Bank is a state bank subject to regulation by the State Board and the FDIC. The following discussion summarizes certain aspects of the laws and regulations that affect the Company and the Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, the state legislature and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on the Company and the Bank are difficult to determine.

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

         The Company's and the Bank's December 31, 2000 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2000 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

Payment of Dividends

         The Company is a legal entity separate and distinct from its bank subsidiary. Most of the revenues of the Company are expected to result from dividends paid to the Company by the Bank. There are, however, statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its stockholders.

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

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a substantial number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Company anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Company further expects that the Act will increase competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at the corner of North Main and Marion Street (124 North Main Street) in Clover, South Carolina, where its offices are located. The building located on the property contains approximately 7,000 square feet. The Bank also owns property adjacent to the Bank building upon which it provides additional parking. Management of the Company believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note J to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2000 (the "2000 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 2000 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2000 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)           Age          Position

         James C. Harris, Jr.               50           President and Chief
         (1987)                                           Executive Officer

         Gwen M. Thompson                   46           Senior Vice President,
         (1987)                                          Cashier, and Secretary

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

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibit No.(from              Description
    Item 601 of
    Regulation S-B)

         3.1 Articles of Incorporation (Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Registration No. 333-47597) (the "Form S-4"))

         3.2 By-laws (Incorporated by reference to Exhibits to the Form S-4)

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2000

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.



(b) No reports on Form 8-K were filed during the year ended December 31, 2000.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/James C. Harris, Jr.
Date: March  12, 2001           By:-------------------------------------------
                                   James C. Harris, Jr.
                                   Its President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Ruby M. Bennett                           Director                                             March 12, 2001
-----------------------------
(Ruby M. Bennett)

                                            Director                                             March __, 2001
-----------------------------
(Charles R. Burrell)

s/Nancy C. Daves                            Director                                             March 12, 2001
-----------------------------
(Nancy C. Daves)

s/James C. Harris, Jr.                      President, Chief Executive Officer.                  March 12, 2001
-----------------------------               and Director
(James C. Harris, Jr.)

s/Herbert Kirsh                             Chairman and Director                                March 12, 2001
-----------------------------
(Herbert Kirsh)

s/H. Marvin McCarter                        Director                                             March 12, 2001
-----------------------------
(H. Marvin McCarter)

s/James H. Owen, Jr.                        Director                                             March 12, 2001
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          Senior Vice President, Chief Financial and           March 12, 2001
-----------------------------               Accounting Officer, Cashier, Secretary
(Gwen M. Thompson)                          and Director

s/William C. Turner                         Director                                             March 12, 2001
-----------------------------
(William C. Turner)

s/James C. Young                            Director                                             March 12, 2001
-----------------------------
(James C. Young)


                                  EXHIBIT INDEX


         3.1 Articles of Incorporation (Incorporated by reference to Exhibits to Registrant's Registration Statement on Form S-4 (Registration No. 333-47597) (the "Form S-4"))

         3.2 By-laws (Incorporated by reference to Exhibits to the Form S-4)

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2000

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.