Form 10QSB
period 2001-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2001-05-10
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2001          Commission File No. 000-24749


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

         Yes  [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,018,617 shares Outstanding on April 30, 2001.

Transitional Small Business Format (Check one):  Yes [ ]  No   [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ...................................    3
             Consolidated Statement of Income .............................    4
             Consolidated Statement of Changes in Shareholders' Equity ....    5
             Consolidated Statement of Cash Flows .........................    6
             Notes to Unaudited Consolidated Financial Statements .........    7

Item 2.      Management's Discussion and Analysis .........................  8-9

PART II -    OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K .............................   10

SIGNATURES ................................................................   11

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                      March 31,         December 31,
                                                                                                         2001              2000
                                                                                                         ----              ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  1,855             $  1,668
     Interest bearing deposits in other banks ............................................                  53                   40
     Federal funds sold ..................................................................               4,031                    -
     Securities available-for-sale .......................................................              14,917               17,893
     Other investments ...................................................................                 250                  250
     Loans ...............................................................................              31,773               30,768
         Allowance for loan losses .......................................................                (268)                (254)
                                                                                                      --------             --------
            Loans - net ..................................................................              31,505               30,514
     Premises and equipment - net ........................................................                 814                  812
     Accrued interest receivable .........................................................                 307                  410
     Other assets ........................................................................                 324                  341
                                                                                                      --------             --------

            Total assets .................................................................            $ 54,056             $ 51,928
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  3,681             $  3,126
         Interest bearing transaction accounts ...........................................              13,328               12,600
         Savings .........................................................................               2,982                2,760
         Certificates of deposit $100M and over ..........................................               4,998                4,126
         Other time deposits .............................................................              17,263               16,804
                                                                                                      --------             --------
            Total deposits ...............................................................              42,252               39,416
     Federal funds purchased .............................................................                   -                  470
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 417                  378
     Other liabilities ...................................................................                  71                    1
                                                                                                      --------             --------
            Total liabilities ............................................................              46,740               44,265
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,019,794 shares issued and outstanding for 2001 and
         1,017,034 shares issued and outstanding for 2000 ................................                  10                   10
     Capital surplus .....................................................................               3,566                3,477
     Retained earnings ...................................................................               3,597                4,146
     Accumulated other comprehensive income ..............................................                 143                   30
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,316                7,663
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 54,056             $ 51,928
                                                                                                      ========             ========

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                      2001                   2000
                                                                                                      ----                   ----
                                                                                                   (Dollars in thousands,
                                                                                                     except per share)
Interest income
     Loans, including fees .....................................................                $      773                $      740
     Interest bearing deposits in other banks ..................................                         1                         1
     Securities
        Taxable ................................................................                       203                       218
        Tax-exempt .............................................................                        51                        50
     Federal funds sold ........................................................                        24                        31
     Other investments .........................................................                         8                         5
                                                                                                ----------                ----------
         Total interest income .................................................                     1,060                     1,045
                                                                                                ----------                ----------

Interest expense
     Time deposits $100M and over ..............................................                        60                        41
     Other deposits ............................................................                       308                       280
     Federal funds purchased ...................................................                         4                         1
     Long-term debt ............................................................                        60                        62
                                                                                                ----------                ----------
         Total interest expense ................................................                       432                       384
                                                                                                ----------                ----------

Net interest income ............................................................                       628                       661
Provision for loan losses ......................................................                        15                         -
                                                                                                ----------                ----------
Net interest income after provision ............................................                       613                       661
                                                                                                ----------                ----------

Other income
     Service charges on deposit accounts .......................................                       116                        97
     Credit life insurance commissions .........................................                         1                         4
     Other income ..............................................................                        23                        19
                                                                                                ----------                ----------
         Total other income ....................................................                       140                       120
                                                                                                ----------                ----------

Other expenses
     Salaries and employee benefits ............................................                       212                       213
     Net occupancy expense .....................................................                        26                        16
     Furniture and equipment expense ...........................................                        61                        55
     Other expense .............................................................                       133                       108
                                                                                                ----------                ----------
         Total other expenses ..................................................                       432                       392
                                                                                                ----------                ----------

Income before income taxes .....................................................                       321                       389
Income tax expense .............................................................                       107                       114
                                                                                                ----------                ----------
Net income .....................................................................                $      214                $      275
                                                                                                ==========                ==========

Per share
     Average shares outstanding ................................................                 1,018,415                 1,016,180
     Net income ................................................................                $     0.21                $     0.27
     Cash dividends declared ...................................................                      0.75                      0.70



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                     (Unaudited)
                                                          Common Stock
                                                          ------------                                       Accumulated
                                                    Number of                    Capital      Retained   Other Comprehensive
                                                     Shares          Amount      Surplus      Earnings           Income        Total
                                                     ------          ------      -------      --------           ------        -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2000 ........................    1,014,096    $       10   $    3,390    $    3,877    $     (115)   $    7,162
                                                                                                                         ----------

Comprehensive income:
    Net income ..................................            -             -            -           275             -           275
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .............            -             -            -             -           (91)          (91)
                                                                                                                         ----------
       Total comprehensive income ...............                                                                               184
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        6,118             -          174             -             -           174
Cash dividends declared - $.70 per share ........            -             -            -          (710)            -          (710)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2000 .........................    1,020,214    $       10   $    3,564    $    3,442    $     (206)   $    6,810
                                                    ==========    ==========   ==========    ==========    ==========    ==========



Balance, January 1, 2001 ........................    1,017,034    $       10   $    3,477    $    4,146    $       30    $    7,663
                                                                                                                         ----------

Comprehensive income:
    Net income ..................................            -             -            -           214             -           214
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .............            -             -            -             -           113           113
                                                                                                                         ----------
       Total comprehensive income ...............                                                                               327
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,708             -          113             -             -           113
Repurchase and retirement of
    common stock ................................         (948)            -          (24)            -             -           (24)
Cash dividends declared - $.75 per share ........            -             -            -          (763)            -          (763)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2001 .........................    1,019,794    $       10   $    3,566    $    3,597    $      143    $    7,316
                                                    ==========    ==========   ==========    ==========    ==========    ==========


























See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                         2001                 2000
                                                                                                         -----                ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..........................................................................             $   214              $   275
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                  15                    -
            Depreciation .................................................................                  34                   31
            Securities accretion and premium amortization ................................                  (1)                   1
            Amortization of net loan fees and costs ......................................                  (2)                 (11)
            Decrease in interest receivable ..............................................                 103                   86
            Increase (decrease) in interest payable ......................................                  39                  (16)
            Decrease in prepaid expenses .................................................                   3                   33
            Increase in other accrued expenses ...........................................                  12                   59
            Gains on sales of equipment ..................................................                  (7)                   -
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 410                  458
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................              (1,023)                (500)
     Maturities of available-for-sale securities .........................................               4,184                  629
     Net increase in loans made to customers .............................................              (1,004)                (112)
     Purchases of premises and equipment .................................................                 (49)                 (24)
     Proceeds of sales of equipment ......................................................                  20                    -
     Proceeds of sales of other assets ...................................................                   1                    5
                                                                                                       -------              -------
                Net cash provided (used) by investing activities .........................               2,129                   (2)
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................               1,505                1,832
     Net increase (decrease) in certificates of deposit and other
         time deposits ...................................................................               1,331                 (617)
     Decrease in federal funds purchased .................................................                (470)                   -
     Cash dividends paid .................................................................                (763)                (710)
     Common stock sold under dividend reinvestment plan ..................................                 113                  174
     Repurchase and retirement of common stock ...........................................                 (24)                   -
                                                                                                       -------              -------
                Net cash provided by financing activities ................................               1,692                  679
                                                                                                       -------              -------
Increase in cash and cash equivalents ....................................................               4,231                1,135
Cash and cash equivalents, beginning .....................................................               1,708                3,673
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 5,939              $ 4,808
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

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2000 on Form 10-KSB filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                               (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                         2001                 2000
                                                                                                         ----                 ----
                                                                                                           (Dollars in thousands)

Net income ............................................................................                 $ 214                 $ 275
                                                                                                        -----                 -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ......................................                   184                  (148)
     Income tax expense (benefit) on other
         comprehensive income (loss) ..................................................                    71                   (57)
                                                                                                        -----                 -----
            Total other comprehensive income (loss) ...................................                   113                   (91)
                                                                                                        -----                 -----
Comprehensive income ..................................................................                 $ 327                 $ 184
                                                                                                        =====                 =====



Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $393,000 for the three months ended March 31, 2001, and was $400,000 for the three months ended March 31, 2000. Income tax payments of $4,000 were made during the first three months of 2001, and income tax payments of $14,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $184,000 during the 2001 period, accumulated other comprehensive income increased by $113,000 and the associated deferred income taxes changed by $71,000. During the 2000 period, non-cash valuation adjustments decreased available-for-sale securities by $148,000, decreased accumulated other comprehensive income by $91,000, and the associated deferred income taxes changed by $57,000.

In 2000, a non-cash transfer of $30,000 was made from loans to other assets for the repossession of loan collateral.

Nonperforming Loans - As of March 31, 2001, there were no nonaccrual loans and $1,000 in loans 90 days or more past due and still accruing interest income.

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

Results of Operations

         The Company recorded consolidated net income of $214,000 or $.21 per share for the first quarter of 2001. These results are $61,000, or $.06 per share, less than net income of $275,000 or $.27 per share for the first quarter of 2000.

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

         For the first quarter of 2001, FTE net interest income was $657,000, a decrease of $32,000 or 4.6% from the first quarter of 2000. This decrease was caused by higher interest expenses resulting primarily from higher average rates paid on interest bearing liabilities. Average interest bearing liabilities during the 2001 period were $42,017,000, representing a decrease of $284,000 or
 .7% from the amount for the same period of 2000. The average rate paid for such liabilities was 4.17% for the 2001 period, and 3.65% for the 2000 period. Average interest earning assets during the 2001 period were $50,216,000, a decrease of $111,000 or .2% from the comparable period of 2000. The average rate earned on earning assets increased to 8.77% for the 2001 period, compared with 8.58% for the 2000 period. Interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2001 was 4.62%, a decrease of 31 basis points from the 4.93% average interest rate spread experienced for the same period of 2000. Net yield on earning assets (net interest income divided by average interest earning assets) was 5.30% for the first quarter of 2001, a decrease of 21 basis points from the 5.51% for the first three months of 2000.

Provision and Allowance for Loan Losses

         Provision for loan losses of $15,000 was made during the first three months of 2001. No provision was made in the same period of 2000. At March 31, 2001, the allowance for loan losses was .84% of loans, compared with .83% of loans at December 31, 2000. During the 2001 three month period, net charge-offs totaled $1,000, compared with net charge-offs of $2,000 during the same period of 2000. As of March 31, 2001, there were no nonaccrual loans and $1,000 in loans 90 days or more past due and still accruing interest. As of March 31, 2000 there was $8,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2001.

Noninterest Income

         Noninterest income totaled $140,000 for the first quarter of 2001, compared with $120,000 for the 2000 quarter. The higher noninterest income in 2001 was mostly attributable to higher service charges on deposit accounts. There were no realized securities gains or losses in either the 2001 or 2000 periods.

Noninterest Expenses

         Noninterest expenses totaled $432,000 for the first quarter of 2001, compared with $392,000 for 2000. Occupancy and furniture and equipment expenses for 2001 increased by $16,000 compared with 2000, primarily resulting from higher depreciation and maintenance and repair costs. The Company's banking offices were redecorated and painted during the 2001 period. Other expenses for the 2001 period were $25,000 more than in 2000 primarily due to higher postage and supplies expenses. The Company's stationery and logo were redesigned, contributing to these increased expenses.

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

         As of March 31, 2001, the ratio of loans to total deposits was 75.2%, compared with 78.1% as of December 31, 2000 and 70.4% as of March 31, 2000. Deposits as of March 31, 2001 were $2,836,000 or 7.2% greater than at December 31, 2000.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base decreased by $347,000 since December 31, 2000 as the result of net income of $214,000 for the first three months of 2001, less dividends declared totaling $763,000, $113,000 added from the sale of 3,708 shares of common stock under the Company's dividend reinvestment plan, less
$24,000 used to repurchase and retire 948 shares of common stock from eleemosynary institutions, plus the $113,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2001 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                             Total
                                                Tier 1      Capital     Leverage
                                                ------      -------     --------
Clover Community Bankshares, Inc. ...........    19.9%       20.7%       13.4%
Clover Community Bank .......................    17.8%       18.5%       12.0%
Minimum "well-capitalized" requirement ......     6.0%       10.0%        5.0%
Minimum requirement .........................     4.0%        8.0%        3.0%

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                      Description
         ---------------                    ------------

                  None

(b)      Reports on Form 8-K.               None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CLOVER COMMUNITY BANKSHARES, INC.


May 10, 2001                          /s/  James C. Harris, Jr.
----------------                      ------------------------------------------
  Date                                James C. Harris, Jr., President and Chief
                                      Executive Officer


May 10, 2001                          /s/ Gwen M. Thompson
----------------                      ------------------------------------------
  Date                                Gwen M. Thompson, Senior Vice President,
                                      Cashier, and Secretary  (Principal
                                      accounting officer)

Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                          Description
---------------                         -----------

         None