Form 10QSB
period 2001-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2001-08-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2001           Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         South Carolina                                    58-2381062
  -------------------------------              ---------------------------------
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

         Yes  [X]  No  [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,017,549 shares Outstanding on July 31, 2001.

Transitional Small Business Format (Check one):  Yes [ ]   No  [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ....................................    3
           Consolidated Statement of Income ..............................    4
           Consolidated Statement of Changes in Shareholders' Equity .....    5
           Consolidated Statement of Cash Flows ..........................    6
           Notes to Unaudited Consolidated Financial Statements ..........    7

Item 2.    Management's Discussion and Analysis .......................... 8-10

PART II -  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ...........   11

Item 6.    Exhibits and Reports on Form 8-K ..............................   11

SIGNATURES ...............................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                        2001               2000
                                                                                                        ----               ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  2,467             $  1,668
     Interest bearing deposits in other banks ............................................                  67                   40
     Federal funds sold ..................................................................               3,723                    -
     Securities available-for-sale .......................................................              17,637               17,893
     Other investments ...................................................................                 250                  250
     Loans ...............................................................................              30,114               30,768
         Allowance for loan losses .......................................................                (280)                (254)
                                                                                                      --------             --------
            Loans - net ..................................................................              29,834               30,514
     Premises and equipment - net ........................................................                 840                  812
     Accrued interest receivable .........................................................                 311                  410
     Other assets ........................................................................                 328                  341
                                                                                                      --------             --------

            Total assets .................................................................            $ 55,457             $ 51,928
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  4,526             $  3,126
         Interest bearing transaction accounts ...........................................              13,346               12,600
         Savings .........................................................................               2,988                2,760
         Certificates of deposit $100M and over ..........................................               4,998                4,126
         Other time deposits .............................................................              17,546               16,804
                                                                                                      --------             --------
            Total deposits ...............................................................              43,404               39,416
     Federal funds purchased .............................................................                   -                  470
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 454                  378
     Other liabilities ...................................................................                  87                    1
                                                                                                      --------             --------
            Total liabilities ............................................................              47,945               44,265
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,017,833 shares issued and outstanding for 2001 and
         1,017,034 shares issued and outstanding for 2000 ................................                  10                   10
     Capital surplus .....................................................................               3,516                3,477
     Retained earnings ...................................................................               3,793                4,146
     Accumulated other comprehensive income ..............................................                 193                   30
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,512                7,663
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 55,457             $ 51,928
                                                                                                      ========             ========

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                             (Unaudited)
                                                                                         Period Ended June 30,
                                                                                         ---------------------
                                                                         Three Months                              Six Months
                                                                         ------------                              ----------
                                                                    2001               2000                 2001               2000
                                                                    ----               ----                 ----               ----
                                                                                (Dollars in thousands, except per share)
Interest income
     Loans, including fees .............................         $      727         $      748         $    1,500         $    1,488
     Time deposits in other banks ......................                  -                  1                  1                  2
     Securities
        Taxable ........................................                183                229                386                447
        Tax-exempt .....................................                 53                 44                104                 94
     Federal funds sold ................................                 41                 54                 65                 85
     Other investments .................................                  1                  4                  9                  9
                                                                 ----------         ----------         ----------         ----------
         Total interest income .........................              1,005              1,080              2,065              2,125
                                                                 ----------         ----------         ----------         ----------

Interest expense
     Time deposits $100M and over ......................                 56                 45                116                 86
     Other deposits ....................................                309                275                617                555
     Federal funds purchased ...........................                  -                  -                  4                  1
     Long-term debt ....................................                 48                 65                108                127
                                                                 ----------         ----------         ----------         ----------
         Total interest expense ........................                413                385                845                769
                                                                 ----------         ----------         ----------         ----------

Net interest income ....................................                592                695              1,220              1,356
Provision for loan losses ..............................                 18                  1                 33                  1
                                                                 ----------         ----------         ----------         ----------
Net interest income after provision ....................                574                694              1,187              1,355
                                                                 ----------         ----------         ----------         ----------

Other income
     Service charges on deposit accounts ...............                127                109                243                206
     Credit life insurance commissions .................                  2                  6                  3                 10
     Other income ......................................                 15                 15                 38                 34
                                                                 ----------         ----------         ----------         ----------
         Total other income ............................                144                130                284                250
                                                                 ----------         ----------         ----------         ----------

Other expenses
     Salaries and employee benefits ....................                222                222                434                435
     Net occupancy expense .............................                 25                 17                 51                 33
     Furniture and equipment expense ...................                 56                 57                117                112
     Other expense .....................................                122                123                255                231
                                                                 ----------         ----------         ----------         ----------
         Total other expenses ..........................                425                419                857                811
                                                                 ----------         ----------         ----------         ----------

Income before income taxes .............................                293                405                614                794
Income tax expense .....................................                 97                124                204                238
                                                                 ----------         ----------         ----------         ----------
Net income .............................................         $      196         $      281         $      410         $      556
                                                                 ==========         ==========         ==========         ==========

Per share
     Average shares outstanding ........................          1,018,725          1,019,994          1,018,308          1,018,046
     Net income ........................................         $     0.19         $     0.28         $     0.40         $     0.55
     Cash dividends declared ...........................                  -                  -               0.75               0.70



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                    (Unaudited)
                                                       Common Stock
                                                       ------------                                         Accumulated
                                                Number of                       Capital     Retained   Other Comprehensive
                                                 Shares          Amount         Surplus     Earnings          Income         Total
                                                 ------          ------         -------     --------          ------         -----
                                                                   (Dollars in thousands, except per share)

Balance, January 1, 2000 ..................     1,014,096     $       10    $    3,390     $    3,877     $     (115)    $    7,162
Comprehensive income:
    Net income ............................             -              -             -            556              -            556
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -            (47)           (47)
                                                                                                                         ----------
        Total comprehensive income ........                                                                                     509
                                                                                                                        ----------
Sales of common stock under
    dividend reinvestment plan ............         6,118              -           174              -              -            174
Repurchase and cancellation of
    common stock ..........................        (1,784)             -           (50)             -              -            (50)
Cash dividends declared -
  $.70 per share ..........................             -              -             -           (710)             -           (710)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, June 30, 2000 ....................     1,018,430     $       10    $    3,514     $    3,723     $     (162)    $    7,085
                                               ==========     ==========    ==========     ==========     ==========     ==========



Balance, January 1, 2001 ..................     1,017,034     $       10    $    3,477     $    4,146     $       30     $    7,663
Comprehensive income:
    Net income ............................             -              -             -            410              -            410
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -            163            163
                                                                                                                         ----------
        Total comprehensive income ........                                                                                     573
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ............         3,708              -           113              -              -            113
Repurchase and cancellation of
    common stock ..........................        (2,909)             -           (74)             -              -            (74)
Cash dividends declared -
  $.75 per share ..........................             -              -             -           (763)             -           (763)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, June 30, 2001 ....................     1,017,833     $       10    $    3,516     $    3,793     $      193     $    7,512
                                               ==========     ==========    ==========     ==========     ==========     ==========





















See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                               (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                         2001                 2000
                                                                                                         ----                 ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ..........................................................................             $   410              $   556
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                  33                    1
            Depreciation .................................................................                  62                   63
            Securities accretion and premium amortization ................................                   2                    2
            Amortization of net loan fees and costs ......................................                 (16)                 (21)
            Decrease in interest receivable ..............................................                  99                    1
            Increase (decrease) in interest payable ......................................                  76                   (3)
            Increase in prepaid expenses and other assets ................................                  (9)                 (33)
            Decrease in other accrued expenses ...........................................                  (1)                   -
            Gains on sale of equipment ...................................................                  (6)                   -
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 650                  566
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................              (3,841)              (1,000)
     Maturities and calls of available-for-sale securities ...............................               4,358                1,279
     Net decrease in loans made to customers .............................................                 667                  426
     Purchases of premises and equipment .................................................                (104)                 (25)
     Proceeds from sales of equipment ....................................................                  20                    -
     Proceeds from sales of repossessions ................................................                   5                   23
                                                                                                       -------              -------
                Net cash provided by investing activities ................................               1,105                  703
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................               2,374                5,923
     Net increase (decrease) in certificates of deposit and other
         time deposits ...................................................................               1,614               (1,547)
     Decrease in federal funds purchased .................................................                (470)                   -
     Cash dividends paid .................................................................                (763)                (710)
     Common stock sold under dividend reinvestment plan ..................................                 113                  174
     Common stock repurchased and cancelled ..............................................                 (74)                 (50)
                                                                                                       -------              -------
                Net cash provided by financing activities ................................               2,794                3,790
                                                                                                       -------              -------
Increase in cash and cash equivalents ....................................................               4,549                5,059
Cash and cash equivalents, beginning .....................................................               1,708                3,673
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 6,257              $ 8,732
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                  (Unaudited)
                                                                                              Period Ended June 30,
                                                                                              ---------------------
                                                                                  Three Months                     Six Months
                                                                                  ------------                     ----------
                                                                              2001            2000             2001           2000
                                                                              ----            ----             ----           ----
                                                                                              (Dollars in thousands)

Net income ........................................................           $ 196           $ 281           $ 410           $ 556
                                                                              -----           -----           -----           -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ..................              78              72             262             (76)
     Income tax expense (benefit) on other
         comprehensive income (loss) ..............................              28              28              99             (29)
                                                                              -----           -----           -----           -----
            Total other comprehensive
              income (loss) .......................................              50              44             163             (47)
                                                                              -----           -----           -----           -----
Comprehensive income ..............................................           $ 246           $ 325           $ 573           $ 509
                                                                              =====           =====           =====           =====


Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $769,000 for the six months ended June 30, 2001, and was $772,000 for the six months ended June 30, 2000. Income tax payments of $186,000 were made during the first six months of 2001, and income tax payments of $301,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $262,000, a related shareholders' equity account increased by $163,000 and the associated deferred income taxes changed by $99,000. During the 2000 six-month period, non-cash investment security valuation adjustments decreased available-for-sale securities by
$76,000, a related shareholders' equity account decreased by $47,000 and the associated deferred income taxes changed by $29,000. In 2000, non-cash transfers of $38,000 were made from loans to other assets for the repossession of loan collateral.

Nonperforming Loans - As of June 30, 2001, there were $15,000 in nonaccrual loans and $1,000 in loans 90 days or more past due and still accruing interest income.

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

Results of Operations

         The Company recorded consolidated net income of $196,000 or $.19 per share for the second quarter of 2001. These results are $85,000, or $.09 per share, less than net income of $281,000 or $.28 per share for the second quarter of 2000. For the first six months of 2001, the Company recorded consolidated net income of $410,000 or $.40 per share, compared with $556,000 or $.55 per share in the same 2000 period.

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

         For the first six months of 2001, FTE net interest income was $1,272,000, a decrease of $132,000 or 9.4% from the first six months of 2000. The decrease in FTE net interest income resulted primarily from lower average rates earned on interest earning assets and higher rates paid on interest bearing liabilities during the 2001 period. There were no material changes in the average amounts of interest earning assets and interest bearing liabilities outstanding during the 2001 and 2001 periods, nor were there any significant changes in the composition of such assets and liabilities between the periods.

         During the first half of 2001, market rates of interest declined rapidly as a result of actions taken by the Board of Governors of the Federal Reserve System. Interest income on the Company's significant volume of variable rate loans was adversely affected quickly by these interest rate changes. Also, interest income on investment securities was adversely impacted by calls of higher-yielding instruments which were replaced with lower-yielding investments. Deposit acquisition strategies employed by management increased the average rate paid for deposits during the period. As a result, the average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first six months of 2001 decreased 62 basis points to 4.40% as compared with the 5.02% realized for the same period of 2000. Net yield on earning assets (net interest income divided by average interest earning assets) was 5.08% for the first six months of 2001, a decrease of 53 basis points from the 5.61% achieved for the first six months of 2000. Decreased net interest income is likely to continue for the balance of 2001 as compared with the prior year, with gradual improvement occurring as fixed rate deposits mature and are repriced.

Provision and Allowance for Loan Losses

         The Company recorded provisions for loan losses of $33,000 for the first six months of 2001 and a $1,000 provision for loan losses during the first six months of 2000. At June 30, 2001, the allowance for loan losses was .93% of loans, compared with .83% of loans at December 31, 2000. During the 2001 six month period, net charge-offs totaled $7,000, compared with net charge-offs of $7,000 during the same period of 2000. As of June 30, 2001, there were $5,000 of nonaccrual loans and $1,000 of loans over 90 days past due and still accruing interest. The amount of nonaccrual loans at June 30, 2000 was $26,000 and there were no loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of June 30, 2001.

Noninterest Income

         Noninterest income totaled $284,000 for the first six months of 2001, compared with $250,000 for the same 2000 period. The higher noninterest income in 2001 was attributable primarily to an increase of $37,000 in service charges on deposit accounts. There were no realized securities gains or losses in either the 2001 or 2000 periods.

         Noninterest income totaled $144,000 for the three months ended June 30, 2001 compared with $130,000 for the second quarter of 2000. Service charges on deposit accounts were $18,000 more in the 2001 period than in 2000.

Noninterest Expenses

         Noninterest expenses totaled $857,000 for the first six months of 2001, compared with $811,000 for 2000. Occupancy and furniture and equipment expenses for 2001 increased by $23,000 compared with 2000 due to expenses associated with refurbishing the Company's offices. Other expenses for the 2001 period were $19,000 more than in 2000 primarily due to higher stationery and printing expenses associated with redesigning the Company's logo and stationery, increased professional services fees, and higher expenses for data processing services.

         Noninterest expenses for the second quarter of 2001 were $6,000 greater than for the same period of 2000. Net occupancy expenses in the 2001 period were $6,000 more than in the 2000 period, primarily due to the refurbishing expenses mentioned above.

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

         As of June 30, 2001, the ratio of loans to total deposits was 69.4%, compared with 78.1% as of December 31, 2000 and 64.3% as of June 30, 2000. Deposits as of June 30, 2001 were $3,988,000 or 10.1% greater than at December 31, 2000 and $1,830,000 or 4.1% less than the level at June 30, 2000.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity decreased by $151,000 since December 31, 2000 as the result of net income of $410,000 for the first six months of 2001, less cash dividends declared totaling $763,000, plus $113,000 in net proceeds added from the sale of 3,708 shares of common stock under the Company's dividend reinvestment plan, less $74,000 paid to non-profit organizations to reacquire and cancel 2,909 shares of the Company's outstanding common stock, plus the $163,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The June 30, 2001 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                               Total
                                                     Tier 1   Capital   Leverage
                                                     ------   -------   --------
Clover Community Bankshares, Inc. .............       21.5%    22.3%      13.5%
Clover Community Bank .........................       19.4%    20.2%      12.2%
Minimum "well-capitalized" requirement ........        6.0%    10.0%       5.0%
Minimum requirement ...........................        4.0%     8.0%       3.0%


Subsequent Events

         On July 30, 2001, Gwen M. Thompson submitted her resignation from all her duties to the Board of Directors. Mrs. Thompson has served as a director, corporate secretary, and senior vice president for both the Company and the Bank, and as cashier for the Bank. She has been the principal accounting and financial officer for the Company and Bank. Her resignation is expected to be effective after a transition period of approximately 30 days to allow the Company and Bank to appoint or employ other personnel to assume her management duties.

         James C. Harris, Jr., President, Chief Executive Officer, and a director of the Company and Bank resigned on August 2, 2001 from all of his duties. His resignation was effective immediately.

         Day-to-day management of the Company and Bank is presently under the supervision of Mrs. Thompson on an interim basis. The Board of Directors is presently evaluating the management and staffing needs of the Company and Bank and expects to employ or appoint qualified replacement personnel to meet these needs on a timely basis.

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Monday, April 16, 2001, the shareholders of Clover Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of eight directors to hold office for a one-year term:

                                                             SHARES VOTED
                                                             ------------
                                                                       AUTHORITY
         DIRECTORS                                       FOR            WITHHELD
         ---------                                       ---            --------

     Ruby M. Bennett ............................      645,547                 0
     Charles R. Burrell .........................      645,547                 0
     Nancy C. Daves .............................      641,747             3,800
     James C. Harris, Jr ........................      644,588               959
     Herbert Kirsh ..............................      645,547                 0
     H. Marvin McCarter .........................      645,547                 0
     James H. Owen, Jr ..........................      645,547                 0
     Gwen M. Thompson ...........................      645,547                 0
     William C. Turner ..........................      645,547                 0
     James C. Young .............................      645,547                 0



Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                     Description
         ---------------                    ------------

         10.1 Agreement Accompanying Resignation of James C. Harris, Jr. and Release of All Claims

(b)      Reports on Form 8-K.               None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CLOVER COMMUNITY BANKSHARES, INC.




August 10, 2001                     By:/s/ Gwen M. Thompson
-------------------                 --------------------------------------------
  Date                              Gwen M. Thompson, Senior Vice President
                                    and Secretary (Principal accounting officer)

                                 Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                                  Description
---------------                                -------------

         10.1 Agreement Accompanying Resignation of James C. Harris, Jr. and Release of All Claims