Form 10QSB
period 2001-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2001-11-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2001      Commission File No. 000-24749


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

         Yes  [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,015,458 shares Outstanding on October 31, 2001.

Transitional Small Business Format (Check one):  Yes [ ]  No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet ....................................    3
            Consolidated Statement of Income ..............................    4
            Consolidated Statement of Changes in Shareholders' Equity .....    5
            Consolidated Statement of Cash Flows ..........................    6
            Notes to Unaudited Consolidated Financial Statements ..........    7

Item 2.     Management's Discussion and Analysis........................... 8-10

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ..............................   11

SIGNATURE .................................................................   12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                    September 30,       December 31,
                                                                                                        2001                  2000
                                                                                                        -----                 ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .............................................................            $  2,639             $  1,668
     Interest bearing deposits in other banks ............................................                  32                   40
     Federal funds sold ..................................................................               6,213                    -
     Securities available-for-sale .......................................................              17,528               17,893
     Other investments ...................................................................                 250                  250
     Loans ...............................................................................              31,158               30,768
         Allowance for loan losses .......................................................                (275)                (254)
                                                                                                      --------             --------
            Loans - net ..................................................................              30,883               30,514
     Premises and equipment - net ........................................................                 790                  812
     Accrued interest receivable .........................................................                 281                  410
     Other assets ........................................................................                 303                  341
                                                                                                      --------             --------

            Total assets .................................................................            $ 58,919             $ 51,928
                                                                                                      ========             ========

Liabilities
     Deposits
         Noninterest bearing demand ......................................................            $  5,375             $  3,126
         Interest bearing transaction accounts ...........................................              14,784               12,600
         Savings .........................................................................               2,961                2,760
         Certificates of deposit $100M and over ..........................................               5,852                4,126
         Other time deposits .............................................................              17,627               16,804
                                                                                                      --------             --------
            Total deposits ...............................................................              46,599               39,416
     Federal funds purchased .............................................................                   -                  470
     Long-term debt ......................................................................               4,000                4,000
     Accrued interest payable ............................................................                 434                  378
     Other liabilities ...................................................................                 146                    1
                                                                                                      --------             --------
            Total liabilities ............................................................              51,179               44,265
                                                                                                      --------             --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,015,467 shares issued and outstanding for 2001 and
         1,017,034 shares issued and outstanding for 2000 ................................                  10                   10
     Capital surplus .....................................................................               3,456                3,477
     Retained earnings ...................................................................               3,977                4,146
     Accumulated other comprehensive income ..............................................                 297                   30
                                                                                                      --------             --------
            Total shareholders' equity ...................................................               7,740                7,663
                                                                                                      --------             --------

            Total liabilities and shareholders' equity ...................................            $ 58,919             $ 51,928
                                                                                                      ========             ========

See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                              (Unaudited)
                                                                                       Period Ended September 30,
                                                                                       --------------------------
                                                                           Three Months                           Nine Months
                                                                           ------------                           -----------
                                                                       2001             2000                 2001             2000
                                                                       ----             ----                 ----             ----
                                                                             (Dollars in thousands, except per share)
Interest income
     Loans, including fees .................................        $      689        $      743        $    2,189        $    2,231
     Interest bearing deposits in other banks ..............                 1                 1                 2                 3
     Securities
       Taxable .............................................               173               233               559               680
       Tax-exempt ..........................................                58                48               162               142
     Federal funds sold ....................................                31                47                96               132
     Other investments .....................................                 4                 5                13                14
                                                                    ----------        ----------        ----------        ----------
         Total interest income .............................               956             1,077             3,021             3,202
                                                                    ----------        ----------        ----------        ----------

Interest expense
     Time deposits $100M and over ..........................                67                51               183               137
     Other deposits ........................................               279               286               896               841
     Federal funds purchased ...............................                 1                 -                 5                 1
     Long-term debt ........................................                39                68               147               195
                                                                    ----------        ----------        ----------        ----------
         Total interest expense ............................               386               405             1,231             1,174
                                                                    ----------        ----------        ----------        ----------

Net interest income ........................................               570               672             1,790             2,028
Provision for loan losses ..................................                 -                23                33                24
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision ........................               570               649             1,757             2,004
                                                                    ----------        ----------        ----------        ----------

Other income
     Service charges on deposit accounts ...................               112                99               355               305
     Credit life insurance commissions .....................                 4                 5                 7                15
     Other income ..........................................                13                12                51                46
                                                                    ----------        ----------        ----------        ----------
         Total other income ................................               129               116               413               366
                                                                    ----------        ----------        ----------        ----------

Other expenses
     Salaries and employee benefits ........................               200               213               634               648
     Net occupancy expense .................................                27                15                78                48
     Furniture and equipment expense .......................                45                57               162               169
     Other expense .........................................               162               108               417               339
                                                                    ----------        ----------        ----------        ----------
         Total other expenses ..............................               434               393             1,291             1,204
                                                                    ----------        ----------        ----------        ----------

Income before income taxes .................................               265               372               879             1,166
Income tax expense .........................................                81               127               285               365
                                                                    ----------        ----------        ----------        ----------
Net income .................................................        $      184        $      245        $      594        $      801
                                                                    ==========        ==========        ==========        ==========

Per share
     Average shares outstanding ............................         1,017,025         1,018,379         1,018,034         1,018,029
     Net income ............................................        $     0.18        $     0.24        $     0.58        $     0.79
     Cash dividends declared ...............................                 -                 -              0.75              0.70



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                (Unaudited)
                                                     Common Stock
                                                     ------------                                       Accumulated
                                               Number of                     Capital       Retain   Other Comprehensive
                                                 Shares        Amount        Surplus       Earnings         Income         Total
                                                 ------        ------        -------       --------         ------         -----
                                                                       (Dollars in thousands, except per share)

Balance, January 1, 2000 ..................     1,014,096     $       10    $    3,390     $    3,877     $     (115)    $    7,162
                                                                                                                         ----------
Comprehensive income:
    Net income ............................             -              -             -            801              -            801
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -              3              3
                                                                                                                         ----------
         Total comprehensive income .......                                                                                     804
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ............         6,118              -           174              -              -            174
Repurchase and cancellation of
    common stock ..........................        (1,859)             -           (52)             -              -            (52)
Cash dividends declared -
    $.70 per share ........................             -              -             -           (710)             -           (710)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, September 30, 2000 ...............     1,018,355     $       10    $    3,512     $    3,968     $     (112)    $    7,378
                                               ==========     ==========    ==========     ==========     ==========     ==========



Balance, January 1, 2001 ..................     1,017,034     $       10    $    3,477     $    4,146     $       30     $    7,663
                                                                                                                         ----------
Comprehensive income:
    Net income ............................             -              -             -            594              -            594
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes .....             -              -             -              -            267            267
                                                                                                                         ----------
        Total comprehensive income ........                                                                                     861
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ............         3,708              -           113              -              -            113
Repurchase and cancellation of
    common stock ..........................        (5,275)             -          (134)             -              -           (134)
Cash dividends declared -
    $.75 per share ........................             -              -             -           (763)             -           (763)
                                               ----------     ----------    ----------     ----------     ----------     ----------
Balance, September 30, 2001 ...............     1,015,467     $       10    $    3,456     $    3,977     $      297     $    7,740
                                               ==========     ==========    ==========     ==========     ==========     ==========























See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                         2001                 2000
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..........................................................................             $   594              $   801
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                  33                   24
            Depreciation .................................................................                  79                   94
            Securities accretion and premium amortization ................................                   3                    3
            Amortization of net loan fees and costs ......................................                 (24)                 (23)
            Decrease in interest receivable ..............................................                 129                   44
            Increase in interest payable .................................................                  56                   37
            Decrease in prepaid expenses and other assets ................................                  16                    3
            Increase in other accrued expenses ...........................................                   8                    5
            Net gains on sales of equipment ..............................................                  (5)                   -
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 889                  988
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................              (3,841)              (1,527)
     Maturities of available-for-sale securities .........................................               4,620                1,348
     Net (increase) decrease in loans made to customers ..................................                (374)                 296
     Purchases of premises and equipment .................................................                (105)                 (56)
     Proceeds from sales of equipment ....................................................                  53                    -
     Proceeds from sales of repossessions ................................................                   5                   49
                                                                                                       -------              -------
                Net cash provided by investing activities ................................                 358                  110
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................               4,634                1,406
     Net increase (decrease) in certificates of deposit and other
         time deposits ...................................................................               2,549               (1,664)
     Decrease in federal funds purchased .................................................                (470)                   -
     Cash dividends paid .................................................................                (763)                (710)
     Common stock sold under dividend reinvestment plan ..................................                 113                  174
     Common stock repurchased and cancelled ..............................................                (134)                 (52)
                                                                                                       -------              -------
                Net cash provided (used) by financing activities .........................               5,929                 (846)
                                                                                                       -------              -------
Increase in cash and cash equivalents ....................................................               7,176                  252
Cash and cash equivalents, beginning .....................................................               1,708                3,673
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 8,884              $ 3,925
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

Comprehensive Income - The components of other comprehensive income and related tax effects are as follows:

                                                                                                   (Unaudited)
                                                                                            Period Ended September 30,
                                                                                            --------------------------
                                                                                      Three Months                  Nine Months
                                                                                      ------------                  -----------
                                                                                   2001           2000           2001           2000
                                                                                   ----           ----           ----           ----
                                                                                                 (Dollars in thousands)

Net income .............................................................           $184           $245           $594           $801
                                                                                   ----           ----           ----           ----
Other comprehensive income
     Change in unrealized holding gains and
         losses on available-for-sale securities .......................            155             82            417              6
     Income tax expense on other
         comprehensive income ..........................................             51             32            150              3
                                                                                   ----           ----           ----           ----
            Total other comprehensive
              income ...................................................            104             50            267              3
                                                                                   ----           ----           ----           ----
Comprehensive income ...................................................           $288           $295           $861           $804
                                                                                   ====           ====           ====           ====



Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $1,175,000 for the nine months ended September 30, 2001, and was $1,137,000 for the nine months ended September 30, 2000. Income tax payments of $266,000 were made during the first nine months of 2001, and income tax payments of $438,000 were made in the 2000 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $417,000 during the 2001 period, a related shareholders' equity account increased by $267,000 and the associated deferred income taxes changed by $150,000. During the 2000 period, non-cash valuation adjustments increased available-for-sale securities by $6,000, increased shareholders' equity by $3,000, and deferred income taxes changed by $3,000. In 2000, non-cash transfers of $38,000 were made from loans to other assets for the repossession of loan collateral.

Nonperforming Loans - As of September 30, 2001, there were no nonaccrual loans and no loans 90 days or more past due and still accruing interest income.

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

Results of Operations

         The Company recorded consolidated net income of $184,000 or $.18 per share for the third quarter of 2001. These results are $61,000, or $.06 per share, less than net income of $245,000 or $.24 per share for the third quarter of 2000. For the first nine months of 2001, the Company recorded consolidated net income of $594,000 or $.58 per share, compared with $801,000 or $.79 per share in the same 2000 period.

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

         For the first nine months of 2001, FTE net interest income was $1,881,000, a decrease of $220,000 or 10.5% from the $2,101,000 for the first nine months of 2000. The decrease in FTE net interest income resulted primarily from lower average rates earned on interest earning assets and higher rates paid on deposits during the 2001 period. The average amounts of interest earning assets and interest bearing liabilities held by the Company in the 2001 nine-month period were not significantly different than the amounts held in the same period of 2000. However, the Company experienced a slightly larger increase in loans, compared with other types of earning assets, in the 2001 period. Also, in an effort to increase its deposit base, the Company aggressively increased the rates offered for certain certificates of deposit and other term deposit products during the early months of the 2001 period. As a result, deposit interest expenses for 2001 were $101,000 more for the 2001 nine-month period than for the same period of 2000.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2001 was 4.29%, a decrease of 70 basis points from the 4.99% realized for the same period of 2000. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.94% for the first nine months of 2001, a decrease of 66 basis points from the 5.60% for the first nine months of 2000. Yield on average earning assets declined by 56 basis points in the 2001 period while the rate paid for average interest bearing liabilities was increased by 14 basis points. Again, the Company's aggressive marketing of deposits during the early months of 2001 caused these results. The Company expects that interest rate spread and net interest margin should begin to improve slightly in the fourth quarter of 2001 due to the anticipated maturities of a significant amount of the deposits acquired through the special promotions. Management does not anticipate that a significant amount of the deposits acquired through the special promotion will be withdrawn at maturity. Rather, most of those deposits are expected to be retained and the associated interest rates reduced to reflect the current interest rate market conditions. However, there is no assurance that these results can be achieved.

         Interest rates continue to be affected by the monetary policies implemented through the actions of the Federal Reserve Bank's Open Market Committee. The Open Market Committee's efforts to effect sustainable economic growth are ongoing and have contributed to interest rate volatility during both 2001 and 2000. Actions taken by the Open Market Committee influence, with varying degrees of correlation, the rates paid by the Company for deposits and other interest bearing liabilities and the rates the Company is able to obtain for loans and other investment instruments. At a minimum, the Open Market Committee's actions establish the general direction that such rates would be expected to move as new investments and funding sources are obtained.

         In addition, the events of, and continuing since, September 11, 2001 led the Open Market Committee to move quickly and decisively to adjust interest rates downward in an effort to provide a stimulus to the faltering U. S. economy. As a result, short-term interest rates were pushed dramatically lower and longer-term interest rates also are near historic lows. These factors likely will impede the Company's ability to reverse the narrowing of its interest spreads and margins in the near term.

Provision and Allowance for Loan Losses

         The Company recorded provisions for loan losses of $33,000 for the first nine months of 2001, compared with provisions for loan losses of $24,000 during the first nine months of 2000. At September 30, 2001, the allowance for loan losses was .88% of loans, compared with .83% of loans at December 31, 2000. During the 2001 nine month period, net charge-offs totaled $12,000, compared with net charge-offs of $33,000 during the same period of 2000. As of September 30, 2001, there were no nonaccrual loans and no loans over 90 days past due and still accruing interest. As of September 30, 2000, there were $19,000 of nonaccrual loans and $4,000 of loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2001.

Noninterest Income

         Noninterest income totaled $413,000 for the first nine months of 2001, compared with $366,000 for the same 2000 period. The higher noninterest income in 2001 was attributable primarily to an increase of $50,000 in service charges on deposit accounts. The Company increased fees charged to transaction accounts significantly in 2001. There were no realized securities gains or losses in either the 2001 or 2000 periods.

         Noninterest   income  totaled  $129,000  for  the  three  months  ended
September 30, 2001 compared with $116,000 for the third quarter of 2000. Service charges on deposit accounts were $13,000 more in the 2001 quarter than in 2000.

Noninterest Expenses

         Noninterest expenses totaled $1,291,000 for the first nine months of 2001, compared with $1,204,000 for 2000. Salaries and employee benefits decreased by $14,000 to $634,000 for the 2001 period due to the elimination of the former President's salary at the beginning of the third quarter of 2001. That effect was offset partially by normal salary increases, which are granted from time to time. Net occupancy and furniture and equipment expenses were $23,000 greater in the 2001 period due to expenses recognized in the refurbishing of the Company's banking office. Other expenses for the 2001 period were $78,000 more than in 2000. This increase included a $40,000 severance payment to the Company's former President and Chief Executive Officer who resigned effective August 2, 2001.

         Noninterest expenses for the third quarter of 2001 were $41,000 greater than for the same period of 2000. Salaries and employee benefits decreased by $13,000 and other expenses increased by $54,000 primarily because of the aforementioned severance payment. Management expects that noninterest expenses for the remainder of 2001 will continue to trend somewhat above the level of the prior year.

Liquidity

         Liquidity is the ability to meet current and future obligations through the liquidation or maturity of existing assets or the acquisition of additional liabilities. The Company manages both assets and liabilities to achieve appropriate levels of liquidity. Cash and short-term investments are the Company's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both deposits and loans. Securities available-for-sale are the Company's principal source of secondary asset liquidity. However, the availability of this source is influenced by pledging requirements and market conditions. Individual and commercial deposits are the Company's primary source of funds for credit activities.

         As of September 30, 2001, the ratio of loans to total deposits was 66.9%, compared with 78.1% as of December 31, 2000 and 71.9% as of September 30, 2000. Deposits as of September 30, 2001 were $7,183,000 or 18.2% more than at December 31, 2000 and $5,999,000 or 14.8% more than their level of September 30, 2000.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital increased by $77,000 since December 31, 2000 as the result of net income of $594,000 for the first nine months of 2001, less cash dividends declared totaling $763,000, plus $113,000 in net proceeds added from the sale of 3,708 shares of stock under the Company's dividend reinvestment plan, less $134,000 paid to non-profit organizations and the Bank's former President to reacquire and cancel 5,275 shares of the Company's outstanding common stock, plus a $267,000 change in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The September 30, 2001 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                           Total
                                             Tier 1       Capital       Leverage
                                             ------       -------       --------
Clover Community Bankshares, Inc. .........   20.6%        21.3%         13.6%
Clover Community Bank .....................   18.7%        19.5%         12.4%
Minimum "well-capitalized" requirement ....    6.0%        10.0%          5.0%
Minimum requirement .......................    4.0%         8.0%          3.0%

Executive Officer Changes

         On August 2, 2001, James C. Harris, Jr. resigned from all his duties as president, chief executive officer, and a director of the Company and the Bank effective immediately. On August 27, 2001, Gwen M. Thompson was named by the boards of directors as President and Chief Executive Officer of both the Company and the Bank. Previously, Mrs. Thompson served as senior vice president of both companies. She also continues in her capacities as cashier for the Bank, and as a director and the principal accounting and financial officer for both companies. During the third quarter of 2001, Gerald L. Bolin was newly hired to serve as executive vice president and chief operating officer for both companies.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits                           None.


(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CLOVER COMMUNITY BANKSHARES, INC.


November 10, 2001                  /s/ Gwen M. Thompson
---------------------              ------------------------------------------
         Date                      Gwen M. Thompson, President, Chief Executive
                                   Officer, and Cashier (Principal accounting
                                   officer)