Form 10KSB40
period 2001-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2002-03-27
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001     Commission File Number 24749

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

         State issuer's revenues for the most recent fiscal year.  $4,469,844

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 4, 2002, was $6,623,829. As of March 4, 2002, there were 1,016,794 shares of the
Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2001 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

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

     * Incorporated by reference to the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders

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

Employees

     At December 31, 2001, the Company employed 23 people.

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

         Currently two other commercial banks operate in the community of Clover, which is the Bank's existing primary service area. Additionally, nine other commercial banks and four credit unions operate in York County.

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

         The Company's and the Bank's December 31, 2001 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2001 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

         The  Bank  is  also  subject  to  the  requirements  of  the  Community
Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Gramm-Leach-Bliley Act

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

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         In 2001, the Company purchased from an unaffiliated third party a parcel of land in Lake Wylie, South Carolina, on which it plans to build a new branch office. The purchase price of the land was $655,873. Although no construction contracts had been entered into as of December 31, 2001, the Company expects that the cost of construction and furnishing of the new branch building will be in the range of $750,000 to $850,000.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2001 (the "2001 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 2001 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2001 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)      Age          Position

         Gwen M. Thompson              46           President and Chief
         (1987)                                     Executive Officer Clover
                                                    Community Bank and Clover
                                                    Community Bankshares (since
                                                    August, 2001); Principal
                                                    Accounting Officer (since
                                                    1998); Senior Vice President
                                                    (1989-2001); Corporate
                                                    Secretary (1990-2000)

         Gerald L. Bolin               39           Executive Vice President and
         (2001)                                     Chief Operating Officer
                                                    Clover Community Bank and
                                                    Clover Community Bankshares
                                                    since 2001; Senior Vice
                                                    President and Chief
                                                    Operating Officer of
                                                    Provident Community Bank and
                                                    Union Financial Bankshares,
                                                    Inc., Union, South Carolina
                                                    (1995-2001)

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

                                    PART IV

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         10.2                     Agreement Accompanying Resignation of James C.
                                  Harris, Jr. (incorporated by reference to Exhibits to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2001

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.



(b) No reports on Form 8-K were filed during the year ended December 31, 2001.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/Gwen M. Thompson
Date: March 25, 2002           By:-------------------------------------------
                                   Gwen M. Thompson
                                   Its President, Chief Executive Officer and
                                   Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Ruby M. Bennett                           Director                                             March 25, 2002
-----------------------------
(Ruby M. Bennett)

s/Charles R. Burrell                        Director                                             March 25, 2002
-----------------------------
(Charles R. Burrell)

s/Nancy C. Daves                            Director and Corporate Secretary                     March 25, 2002
-----------------------------
(Nancy C. Daves)

s/Herbert Kirsh                             Chairman and Director                                March 25, 2002
-----------------------------
(Herbert Kirsh)

s/H. Marvin McCarter                        Director                                             March 25, 2002
-----------------------------
(H. Marvin McCarter)

s/James H. Owen, Jr.                        Director                                             March 25, 2002
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          President, Chief Executive Officer,                  March 25, 2002
-----------------------------               Principal Accounting Officer,
(Gwen M. Thompson)                          and Director

s/William C. Turner                         Director                                             March 25, 2002
-----------------------------
(William C. Turner)

s/James C. Young                            Director                                             March 25, 2002
-----------------------------
(James C. Young)


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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         10.2                     Agreement Accompanying Resignation of James C.
                                  Harris, Jr. (incorporated by reference to Exhibits to Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001)

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2001

         21                       Subsidiaries of the registrant

         23                       Consent of Donald G. Jones and Company, P.A.