Form 10QSB
period 2002-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2002-05-14
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2002          Commission File No. 000-24749


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

         Yes  [X]  No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,015,144 shares Outstanding on April 30, 2002.

Transitional Small Business Format (Check one):  Yes [ ]      No   [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                           Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet .............................     3
                  Consolidated Statement of Income .......................     4
                  Consolidated Statement of Changes
                     in Shareholders' Equity .............................     5
                  Consolidated Statement of Cash Flows ...................     6
                  Notes to Unaudited Consolidated Financial Statements ...     7

Item 2.           Management's Discussion and Analysis ...................  8-10

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K .......................    11

SIGNATURES ...............................................................    12

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                   (Unaudited)
                                                                                                     March 31,          December 31,
                                                                                                       2002                2001
                                                                                                       ----                ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks ...............................................................           $  1,887            $  1,458
     Interest bearing deposits in other banks ..............................................                 44                  10
     Federal funds sold ....................................................................              5,768               5,086
     Securities available-for-sale .........................................................             17,202              16,924
     Other investments .....................................................................                250                 250
     Loans .................................................................................             32,653              31,811
         Allowance for loan losses .........................................................               (300)               (274)
                                                                                                       --------            --------
            Loans - net ....................................................................             32,353              31,537
     Premises and equipment - net ..........................................................              1,430               1,445
     Accrued interest receivable ...........................................................                258                 265
     Other assets ..........................................................................                202                 217
                                                                                                       --------            --------

            Total assets ...................................................................           $ 59,394            $ 57,192
                                                                                                       ========            ========

Liabilities
     Deposits
         Noninterest bearing demand ........................................................           $  4,992            $  4,288
         Interest bearing transaction accounts .............................................             14,980              13,894
         Savings ...........................................................................              3,294               2,812
         Time deposits $100M and over ......................................................              6,523               6,729
         Other time deposits ...............................................................             17,937              17,230
                                                                                                       --------            --------
            Total deposits .................................................................             47,726              44,953
     Long-term debt ........................................................................              4,000               4,000
     Accrued interest payable ..............................................................                313                 376
     Other liabilities .....................................................................                 73                  27
                                                                                                       --------            --------
            Total liabilities ..............................................................             52,112              49,356
                                                                                                       --------            --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares
         authorized, 1,015,393 shares issued and outstanding
         for 2002 and 1,015,458 shares issued and outstanding for 2001 .....................                 10                  10
     Capital surplus .......................................................................              3,475               3,456
     Retained earnings .....................................................................              3,610               4,159
     Accumulated other comprehensive income ................................................                187                 211
                                                                                                       --------            --------
            Total shareholders' equity .....................................................              7,282               7,836
                                                                                                       --------            --------

            Total liabilities and shareholders' equity .....................................           $ 59,394            $ 57,192
                                                                                                       ========            ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                         (Unaudited)
                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                                   2002                    2001
                                                                                                   ----                    ----
                                                                                                     (Dollars in thousands,
                                                                                                         except per share)
Interest income
     Loans, including fees .....................................................                $      615                $      773
     Interest bearing deposits in other banks ..................................                         -                         1
     Securities
       Taxable .................................................................                       165                       203
       Tax-exempt ..............................................................                        54                        51
     Federal funds sold ........................................................                        21                        24
     Other investments .........................................................                         3                         8
                                                                                                ----------                ----------
         Total interest income .................................................                       858                     1,060
                                                                                                ----------                ----------

Interest expense
     Time deposits $100M and over ..............................................                        62                        60
     Other deposits ............................................................                       206                       308
     Federal funds purchased ...................................................                         -                         4
     Long-term debt ............................................................                        19                        60
                                                                                                ----------                ----------
         Total interest expense ................................................                       287                       432
                                                                                                ----------                ----------

Net interest income ............................................................                       571                       628
Provision for loan losses ......................................................                        28                        15
                                                                                                ----------                ----------
Net interest income after provision ............................................                       543                       613
                                                                                                ----------                ----------

Other income
     Service charges on deposit accounts .......................................                       171                       116
     Credit life insurance commissions .........................................                         2                         1
     Other income ..............................................................                        15                        23
                                                                                                ----------                ----------
         Total other income ....................................................                       188                       140
                                                                                                ----------                ----------

Other expenses
     Salaries and employee benefits ............................................                       243                       212
     Net occupancy expense .....................................................                        19                        26
     Furniture and equipment expense ...........................................                        43                        61
     Other expense .............................................................                       115                       133
                                                                                                ----------                ----------
         Total other expenses ..................................................                       420                       432
                                                                                                ----------                ----------

Income before income taxes .....................................................                       311                       321
Income tax expense .............................................................                        99                       107
                                                                                                ----------                ----------
Net income .....................................................................                $      212                $      214
                                                                                                ==========                ==========

Per share
     Average shares outstanding ................................................                 1,015,688                 1,018,415
     Net income ................................................................                $     0.21                $     0.21
     Cash dividends declared ...................................................                      0.75                      0.75



See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                           Common Stock                                  Accumulated
                                                     ---------------------                                  Other
                                                     Number of                   Capital      Retained  Comprehensive
                                                      Shares        Amount       Surplus      Earnings      Income          Total
                                                      ------        ------       -------      --------      ------          -----
                                                                        (Dollars in thousands, except per share)

Balance, January 1, 2001 ........................    1,017,034    $       10   $    3,477    $    4,146    $       30    $    7,663
                                                                                                                         ----------

Comprehensive income:
    Net income ..................................            -             -            -           214             -           214
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .............            -             -            -             -           113           113
                                                                                                                         ----------
      Total comprehensive income ................                                                                               327
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,708             -          113             -             -           113
Repurchase and retirement of
    common stock ................................         (948)            -          (24)            -             -           (24)
Cash dividends declared - $.75 per share ........            -             -            -          (763)            -          (763)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2001 .........................    1,019,794    $       10   $    3,566    $    3,597    $      143    $    7,316
                                                    ==========    ==========   ==========    ==========    ==========    ==========



Balance, January 1, 2002 ........................    1,015,458    $       10   $    3,456    $    4,159    $      211    $    7,836
                                                                                                                         ----------

Comprehensive income:
    Net income ..................................            -             -            -           212             -           212
    Change in unrealized holding gains
    and losses on available-for-sale
    securities, net of income taxes .............            -             -            -             -           (24)          (24)
                                                                                                                         ----------
      Total comprehensive income ................                                                                               188
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,455             -          107             -             -           107
Repurchase and retirement of
    common stock ................................       (3,520)            -          (88)            -             -           (88)
Cash dividends declared - $.75 per share ........            -             -            -          (761)            -          (761)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, March 31, 2002 .........................    1,015,393    $       10   $    3,475    $    3,610    $      187    $    7,282
                                                    ==========    ==========   ==========    ==========    ==========    ==========
























See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..........................................................................             $   212              $   214
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ....................................................                  28                   15
            Depreciation .................................................................                  16                   34
            Securities accretion and premium amortization ................................                 (14)                  (1)
            Amortization of net loan fees and costs ......................................                 (10)                  (2)
            Decrease in interest receivable ..............................................                   7                  103
            (Decrease) increase in interest payable ......................................                 (63)                  39
            Decrease in prepaid expenses .................................................                  15                    3
            Increase in other accrued expenses ...........................................                  60                   12
            Gains on sales of equipment ..................................................                   -                   (7)
                                                                                                       -------              -------
                Net cash provided by operating activities ................................                 251                  410
                                                                                                       -------              -------

Investing activities
     Purchases of available-for-sale securities ..........................................              (1,679)              (1,023)
     Maturities of available-for-sale securities .........................................               1,377                4,184
     Net increase in loans made to customers .............................................                (834)              (1,004)
     Purchases of premises and equipment .................................................                  (1)                 (49)
     Proceeds of sales of equipment ......................................................                   -                   20
     Proceeds of sales of other assets ...................................................                   -                    1
                                                                                                       -------              -------
                Net cash (used) provided by investing activities .........................              (1,137)               2,129
                                                                                                       -------              -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts ...............................               2,272                1,505
     Net increase in certificates of deposit and other
         time deposits ...................................................................                 501                1,331
     Decrease in federal funds purchased .................................................                   -                 (470)
     Cash dividends paid .................................................................                (761)                (763)
     Common stock sold under dividend reinvestment plan ..................................                 107                  113
     Repurchase and retirement of common stock ...........................................                 (88)                 (24)
                                                                                                       -------              -------
                Net cash provided by financing activities ................................               2,031                1,692
                                                                                                       -------              -------
Increase in cash and cash equivalents ....................................................               1,145                4,231
Cash and cash equivalents, beginning .....................................................               6,554                1,708
                                                                                                       -------              -------
Cash and cash equivalents, ending ........................................................             $ 7,699              $ 5,939
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

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report for the year ended December 31, 2001 on Form 10-KSB filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                 (Unaudited)
                                                              Three Months Ended
                                                                  March 31,
                                                              2002         2001
                                                              ----         ----
                                                          (Dollars in thousands)

Net income ................................................  $ 212         $ 214
                                                             -----         -----
Other comprehensive income (loss)
     Change in unrealized holding gains and
         losses on available-for-sale securities ..........    (38)          184
     Income tax expense (benefit) on other
         comprehensive income (loss) ......................    (14)           71
                                                             -----         -----
            Total other comprehensive income (loss) .......    (24)          113
                                                             -----         -----
Comprehensive income ......................................  $ 188         $ 327
                                                             =====         =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $350,000 for the three months ended March 31, 2002, and was $393,000 for the three months ended March 31, 2001. Income tax payments of $10,000 were made during the first three months of 2002, and income tax payments of $4,000 were made in the 2001 period. Non-cash investment security valuation adjustments decreased available-for-sale securities by $38,000 during the 2002 period, accumulated other comprehensive income decreased by $24,000 and the associated deferred income taxes changed by $14,000. During the 2001 period, non-cash valuation adjustments increased available-for-sale securities by $184,000, increased accumulated other comprehensive income by $113,000, and the associated deferred income taxes changed by $71,000.

Nonperforming Loans - As of March 31, 2002, there were no nonaccrual loans and $6,000 of loans 90 days or more past due and still accruing interest income.

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

Results of Operations

         The Company recorded consolidated net income of $212,000 or $.21 per share for the first quarter of 2002. These results are $2,000 less than net income of $214,000 or $.21 per share for the first quarter of 2001.

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

         For the first quarter of 2002, FTE net interest income was $601,000, a decrease of $56,000 or 8.5% from the first quarter of 2001. This decrease was caused by lower interest rates earned on interest earning assets, primarily loans. Throughout 2001, the Federal Reserve Board moved aggressively to reduce market interest rates as it attempted to stimulate the U.S. economy. The FTE yield on average interest earning assets was 6.60% for the first quarter of 2002, compared with 8.77% for the first quarter of 2001. Average interest earning assets during the 2002 period were $54,558,000, an increase of $4,342,000 or 8.6% over the comparable period of 2001. Most of this growth, however, was in the lower yielding federal funds sold category. Likewise, interest rates paid for interest bearing deposits and other funding sources were lower in the 2002 three month period than in the year earlier quarter. The average rate paid for such liabilities was 2.53% for the 2002 period, and 4.17% for the 2001 period. Interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2002 was 4.07%, a decrease of 55 basis points from the 4.62% average interest rate spread experienced for the same period of 2001. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.47% for the first quarter of 2002, a decrease of 83 basis points from the 5.30% for the first three months of 2001.

Provision and Allowance for Loan Losses

         Provision for loan losses of $28,000 was made during the first three months of 2002. Provision for loan losses of $15,000 was made during the first three months of 2001. At March 31, 2002, the allowance for loan losses was .92% of loans, compared with .86% of loans at December 31, 2001. During the 2002 three month period, net charge-offs totaled $2,000, compared with net charge-offs of $1,000 during the same period of 2001. As of March 31, 2002, there were no nonaccrual loans and $6,000 of loans 90 days or more past due and still accruing interest. As of March 31, 2001 there were no nonaccrual loans and $1,000 in loans 90 days or more past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2002.

Noninterest Income

         Noninterest income totaled $188,000 for the first quarter of 2002, compared with $140,000 for the 2001 quarter. The higher noninterest income in 2002 was mostly attributable to increased service charges on deposit accounts. During the first quarter of 2002, Clover Community Bank implemented a new automatic overdraft privlege program. Under this program, qualifying deposit customers are granted a pre-arranged overdraft credit limit. As overdrafts are incurred, fees are assessed. Overdraft fees for the first three months of 2002 were $61,000 greater than for the same period of 2001. Return check fees, however, were $10,000 less for the 2002 period because fewer checks were returned as a result of the new program. There were no realized securities gains or losses in either the 2002 or 2001 periods.

Noninterest Expenses

         Noninterest expenses totaled $420,000 for the first quarter of 2002, compared with $432,000 for 2001. Salaries and employee benefits expenses were $31,000 greater in 2002, resulting primarily from higher expenses related to employer provided health insurance benefits and normal salary and wage adjustments granted from time to time. Occupancy and furniture and equipment expenses for 2002 decreased by $25,000 compared with 2001, primarily resulting from lower depreciation charges and reduced maintenance and repair costs. The Company's banking offices were refurbished during the 2001 period. Other expenses for the 2002 period were $18,000 less than in 2001 primarily due to lower postage and supplies expenses. The Company's stationery and logo were redesigned in 2001, which contributed to higher expenses in that year.

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

         As of March 31, 2002, the ratio of loans to total deposits was 68.4%, compared with 70.8% as of December 31, 2001 and 75.2% as of March 31, 2001. Deposits as of March 31, 2002 were $2,773,000 or 6.2% greater than at December 31, 2001.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's capital base decreased by $554,000 since December 31, 2001 as the result of net income of $212,000 for the first three months of 2002, less dividends declared totaling $761,000, $107,000 added from the sale of 3,455 shares of common stock under the Company's dividend reinvestment plan, less $88,000 used to repurchase and retire 3,520 shares of common stock, principally from eleemosynary institutions, less the $24,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

         The March 31, 2002 risk based capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:



                                                           Total
                                               Tier 1     Capital   Leverage
                                               ------     -------   --------
Clover Community Bankshares, Inc. ...........  19.3%       20.1%     12.1%
Clover Community Bank .......................  17.4%       18.2%     10.9%
Minimum "well-capitalized" requirement ......   6.0%       10.0%      5.0%
Minimum requirement .........................   4.0%        8.0%      3.0%

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


                                      CLOVER COMMUNITY BANKSHARES, INC.


       May 10, 2002                   /s/  Gwen M. Thomson
-----------------------               ------------------------------------------
         Date                         Gwen M. Thompson
                                      Its President, Chief Executive Officer and
                                      Principal Accounting Officer