Form 10QSB
period 2002-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2002-08-12
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2002           Commission File No. 000-24749


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

         Yes   [X]   No [  ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,014,905 shares outstanding on July 31, 2002.

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
             Notes to Unaudited Consolidated Financial Statements .......... 7-8

Item 2.      Management's Discussion and Analysis ..........................9-11

PART II -    OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders ........... 12

Item 6.      Exhibits and Reports on Form 8-K .............................. 12

SIGNATURE .................................................................. 13

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                         2002               2001
                                                                                                         -----              ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks ...............................................................           $  1,719            $  1,458
     Interest bearing deposits in other banks ..............................................                 27                  10
     Federal funds sold ....................................................................              3,705               5,086
     Securities available-for-sale .........................................................             18,132              16,924
     Other investments .....................................................................                250                 250
     Loans .................................................................................             33,646              31,811
         Allowance for loan losses .........................................................               (388)               (274)
                                                                                                       --------            --------
            Loans - net ....................................................................             33,258              31,537
     Premises and equipment - net ..........................................................              1,454               1,445
     Accrued interest receivable ...........................................................                292                 265
     Other assets ..........................................................................                186                 217
                                                                                                       --------            --------

            Total assets ...................................................................           $ 59,023            $ 57,192
                                                                                                       ========            ========

Liabilities
     Deposits
         Noninterest bearing demand ........................................................           $  4,992            $  4,288
         Interest bearing transaction accounts .............................................             15,447              13,894
         Savings ...........................................................................              3,085               2,812
         Certificates of deposit $100M and over ............................................              5,831               6,729
         Other time deposits ...............................................................             17,669              17,230
                                                                                                       --------            --------
            Total deposits .................................................................             47,024              44,953
     Long-term debt ........................................................................              4,000               4,000
     Accrued interest payable ..............................................................                313                 376
     Other liabilities .....................................................................                 87                  27
                                                                                                       --------            --------
            Total liabilities ..............................................................             51,424              49,356
                                                                                                       --------            --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized,
         1,015,153 shares issued and outstanding for 2002 and 1,015,458
         shares issued and outstanding for 2001 ............................................                 10                  10
     Capital surplus .......................................................................              3,469               3,456
     Retained earnings .....................................................................              3,795               4,159
     Accumulated other comprehensive income ................................................                325                 211
                                                                                                       --------            --------
            Total shareholders' equity .....................................................              7,599               7,836
                                                                                                       --------            --------

            Total liabilities and shareholders' equity .....................................           $ 59,023            $ 57,192
                                                                                                       ========            ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                              Period Ended June 30,
                                                                                              ---------------------
                                                                                  Three Months                      Six Months
                                                                                  ------------                      ----------
                                                                            2002              2001             2002            2001
                                                                            ----              ----             ----            ----
                                                                                 (Dollars in thousands, except per share)
Interest income
     Loans, including fees .....................................       $      624       $      727       $    1,239       $    1,500
     Interest bearing deposits in other banks ..................                -                -                -                1
     Securities
       Taxable .................................................              153              183              318              386
       Tax-exempt ..............................................               58               53              112              104
     Federal funds sold ........................................               18               41               39               65
     Other investments .........................................                4                1                7                9
                                                                       ----------       ----------       ----------       ----------
         Total interest income .................................              857            1,005            1,715            2,065
                                                                       ----------       ----------       ----------       ----------

Interest expense
     Time deposits $100M and over ..............................               53               56              115              116
     Other deposits ............................................              190              309              396              617
     Federal funds purchased ...................................                -                -                -                4
     Long-term debt ............................................               20               48               39              108
                                                                       ----------       ----------       ----------       ----------
         Total interest expense ................................              263              413              550              845
                                                                       ----------       ----------       ----------       ----------

Net interest income ............................................              594              592            1,165            1,220
Provision for loan losses ......................................               88               18              116               33
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision ............................              506              574            1,049            1,187
                                                                       ----------       ----------       ----------       ----------

Other income
     Service charges on deposit accounts .......................              212              127              383              243
     Credit life insurance commissions .........................                -                2                2                3
     Gains on sales of available-for-sale securities ...........                7                -                7                -
     Other income ..............................................                5               15               20               38
                                                                       ----------       ----------       ----------       ----------
         Total other income ....................................              224              144              412              284
                                                                       ----------       ----------       ----------       ----------

Other expenses
     Salaries and employee benefits ............................              252              222              495              434
     Net occupancy expense .....................................               20               25               39               51
     Furniture and equipment expense ...........................               35               56               78              117
     Other expense .............................................              146              122              261              255
                                                                       ----------       ----------       ----------       ----------
         Total other expenses ..................................              453              425              873              857
                                                                       ----------       ----------       ----------       ----------

Income before income taxes .....................................              277              293              588              614
Income tax expense .............................................               92               97              191              204
                                                                       ----------       ----------       ----------       ----------
Net income .....................................................       $      185       $      196       $      397       $      410
                                                                       ==========       ==========       ==========       ==========

Per share
     Average shares outstanding ................................        1,015,202        1,019,994        1,015,444        1,018,046
     Net income ................................................       $     0.18       $     0.19       $     0.39       $     0.40
     Cash dividends declared ...................................                -                -             0.75             0.75


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                           Common Stock                                    Accumulated
                                                          --------------                                      Other
                                                      Number of                   Capital     Retained    Comprehensive
                                                       Shares        Amount       Surplus     Earnings       Income         Total
                                                       ------        ------       -------     --------       ------         -----
                                                                         (Dollars in thousands, except per share)

Balance, January 1, 2001 ........................    1,017,034    $       10   $    3,477    $    4,146    $       30    $    7,663
Comprehensive income:
    Net income ..................................            -             -            -           410             -           410
    Change in unrealized holding
      gains and losses on
      available-for-sale
      securities, net of income taxes of $99 ....            -             -            -             -           163           163
                                                                                                                         ----------
          Total comprehensive income ............                                                                               573
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,708             -          113             -             -           113
Repurchase and cancellation of
    common stock ................................       (2,909)            -          (74)            -             -           (74)
Cash dividends declared -
    $.75 per share ..............................            -             -            -          (763)            -          (763)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2001 ..........................    1,017,833    $       10   $    3,516    $    3,793    $      193    $    7,512
                                                    ==========    ==========   ==========    ==========    ==========    ==========



Balance, January 1, 2002 ........................    1,015,458    $       10   $    3,456    $    4,159    $      211    $    7,836
Comprehensive income:
    Net income ..................................            -             -            -           397             -           397
                                                                                                                         ----------
    Change in unrealized holding
      gains and losses on available-
      for-sale securities arising
      during the period, net of income
      taxes of $67 ..............................            -             -            -             -           118           118
    Reclassification adjustment for (gains)
      or losses realized in income, net of
      income taxes of $3 ........................            -             -            -             -            (4)           (4)
                                                                                                                         ----------
          Total other comprehensive income ......            -             -            -             -             -           114
                                                                                                                         ----------
          Total comprehensive income ............            -             -            -             -             -           511
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,455             -          107             -             -           107
Repurchase and cancellation of
    common stock ................................       (3,760)            -          (94)            -             -           (94)
Cash dividends declared -
    $.75 per share ..............................            -             -            -          (761)            -          (761)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, June 30, 2002 ..........................    1,015,153    $       10   $    3,469    $    3,795    $      325    $    7,599
                                                    ==========    ==========   ==========    ==========    ==========    ==========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                         2002                 2001
                                                                                                         ----                 ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ............................................................................            $   397             $   410
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                116                  33
            Depreciation ...................................................................                 34                  62
            Securities accretion and premium amortization ..................................                (20)                  2
            Amortization of net loan fees and costs ........................................                (19)                (16)
            (Increase) decrease in interest receivable .....................................                (27)                 99
            (Decrease) increase in interest payable ........................................                (63)                 76
            Decrease (increase) in prepaid expenses and other assets .......................                 30                  (9)
            Decrease in other accrued expenses .............................................                 (4)                 (1)
            Gains on sales of available-for-sale securities ................................                 (7)                  -
            Gains on sale of equipment .....................................................                  -                  (6)
                                                                                                        -------             -------
                Net cash provided by operating activities ..................................                437                 650
                                                                                                        -------             -------

Investing activities
     Purchases of available-for-sale securities ............................................             (4,385)             (3,841)
     Maturities and calls of available-for-sale securities .................................              2,409               4,358
     Proceeds from sales of available-for-sale securities ..................................                973                   -
     Net (increase) decrease in loans made to customers ....................................             (1,818)                667
     Purchases of premises and equipment ...................................................                (43)               (104)
     Proceeds from sales of equipment ......................................................                  -                  20
     Proceeds from sales of repossessions ..................................................                  -                   5
                                                                                                        -------             -------
                Net cash (used) provided by investing activities ...........................             (2,864)              1,105
                                                                                                        -------             -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              2,531               2,374
     Net (decrease) increase in certificates of deposit and other
         time deposits .....................................................................               (459)              1,614
     Decrease in federal funds purchased ...................................................                  -                (470)
     Cash dividends paid ...................................................................               (761)               (763)
     Common stock sold under dividend reinvestment plan ....................................                107                 113
     Common stock repurchased and cancelled ................................................                (94)                (74)
                                                                                                        -------             -------
                Net cash provided by financing activities ..................................              1,324               2,794
                                                                                                        -------             -------
(Decrease) increase in cash and cash equivalents ...........................................             (1,103)              4,549
Cash and cash equivalents, beginning .......................................................              6,554               1,708
                                                                                                        -------             -------
Cash and cash equivalents, ending ..........................................................            $ 5,451             $ 6,257
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                     (Unaudited)
                                                                                                Period Ended June 30,
                                                                                                ---------------------
                                                                                     Three Months                    Six Months
                                                                                 2002           2001            2002          2001
                                                                                 ----           ----            ----          ----
                                                                                               (Dollars in thousands)

Net income .............................................................         $ 185          $ 196          $ 397          $ 410
                                                                                 -----          -----          -----          -----
Other comprehensive income (loss)
     Unrealized holding gains and losses on
         available-for-sale securities arising
         during the period .............................................           223             78            185            262
     Income tax (expense) benefit on unrealized
         holding gains and losses arising
         during the period .............................................           (81)           (28)           (67)           (99)
     Reclassification adjustment for losses (gains)
         realized in income during the period ..........................            (7)             -             (7)             -
     Income tax expense or (benefit) on gains
         or losses realized in income during the period ................             3              -              3              -
                                                                                 -----          -----          -----          -----
            Total other comprehensive
            income (loss) ..............................................           138             50            114            163
                                                                                 -----          -----          -----          -----
Comprehensive income ...................................................         $ 323          $ 246          $ 511          $ 573
                                                                                 =====          =====          =====          =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $613,000 for the six months ended June 30, 2002, and was $769,000 for the six months ended June 30, 2001. Income tax payments of $177,000 were made during the first six months of 2002, and income tax payments of $186,000 were made in the 2001 period. During the first six months of 2002, non-cash investment security valuation adjustments increased available-for-sale securities by $178,000, a related shareholders' equity account increased by $114,000 and the associated deferred income taxes changed by $64,000. During the 2001 six-month period, non-cash investment security valuation adjustments increased available-for-sale securities by $262,000, a related shareholders' equity account increased by $163,000 and the associated deferred income taxes changed by $99,000.

Nonperforming and Problem Loans - As of June 30, 2002, there were $71,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest income.

Two unsecured notes totaling $266,000 of one commercial customer were deemed by management to be problem assets as of June 30, 2002. While neither of the notes were technically past due more than 90 days as of that date, serious delinquency and other information known about the borrower's circumstances makes ultimate collection of the notes in full in accordance with the original terms highly questionable. Pending the results of a collection lawsuit recently filed against the borrower by the Company and obtaining further information, an estimated specific allocation of $133,000 was included in the calculation of the allowance for loan losses as of June 30, 2002, representing 50% of the total principal amount due. This specific allocation resulted in a significantly increased provision for loan losses charged to expense in the second quarter of 2002. If ongoing collection efforts are not successful and additions to the estimate of loss or charge-offs become necessary, further significant provisions for losses on these notes could be expected with respect to the remaining 50%, or $133,000, of the principal amount of the notes not already provided for as of June 30, 2002.

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

Results of Operations

         The Company recorded consolidated net income of $185,000 or $.18 per share for the second quarter of 2002. These results are $11,000, or $.01 per share, less than net income of $196,000 or $.19 per share for the second quarter of 2001. For the first six months of 2002, the Company recorded consolidated net income of $397,000 or $.39 per share, compared with $410,000 or $.40 per share in the same 2001 period. During the first half of 2002, the provision for loan losses charged to expense was $116,000, with $88,000 of this amount arising in the second quarter. These figures compare with the respective provision amounts of $33,000 and $18,000 for 2001. The increase in the 2002 provision is attributable to the deterioration in the financial condition of one commercial loan customer. Offsetting this increase to expense was the increase in deposit service charge income of $140,000 and $85,000 for the first half and second quarter of 2002, respectively. This increase in income is the result of the Company's new automatic overdraft privilege product introduced in January, 2002.

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

         For the first six months of 2002, FTE net interest income was $1,223,000, a decrease of $49,000 or 3.9% from the first six months of 2001. The decrease in FTE net interest income resulted primarily from lower average rates earned on interest earning assets, which were offset partially by lower rates paid on interest-bearing liabilities and increased amounts of earning assets.

         The average interest rate spread (average yield on interest earning assets less the average interest rate paid on interest bearing liabilities) was 4.13% and 4.40% for the first half of 2002 and 2001, respectively. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.51% and 5.08% for the first half of 2002 and 2001, respectively. During the first six months of 2002, the average yield earned on average earning assets was 6.55%, a decrease of 190 basis points from the average yield earned in the same 2001 period. The average yield earned on loans, the Company's largest and highest yielding component of average earning assets, declined by 209 basis points and was 7.64% for the 2002 six-month period. The average yield earned on average investment securities declined also, and, at 5.87%, was 84 basis points lower in the first six months of 2002 than in the same prior-year period. Rates paid on deposits and other interest-bearing liabilities declined also. However, because rates paid on a portion of such funding sources were already low, the reductions in rates paid were not as large as the reductions in yields earned. Rates paid on interest-bearing checking and money market accounts fell only 71 basis points in the 2002 six-month period to an annualized rate of .59%, compared with the prior year six-month period. This deposit category represents the second largest component of the Company's interest-bearing liabilities. The rates paid on all time deposits in the 2002 six-month period declined by 191 basis points, to 3.83%, compared with the prior year. The rate paid on the Company's $4,000,000 long-term variable rate debt declined furthest with a decrease from 5.44% for the 2001 period to 1.97% for the 2002 period.

         During 2001, market rates of interest declined rapidly because of actions taken by the Board of Governors of the Federal Reserve System. During the first six months of 2002, the central bank continued to provide stimulus to the national economy through low, but stable interest rates. The actions of the Federal Reserve influence, with varying degrees of correlation, the rates paid by the Company for deposits and other funding sources and the yields it is able to realize on its investments. At a minimum, the Federal Reserve's actions establish the general direction that such rates and yields would be expected to move as new funding sources and investments are obtained.

Provision and Allowance for Loan Losses

         The Company recorded provisions for loan losses of $116,000 for the first six months of 2002 and a $33,000 provision for loan losses during the first six months of 2001. At June 30, 2002, the allowance for loan losses was 1.15% of loans, compared with .86% of loans at December 31, 2001. During the 2002 six month period, net charge-offs totaled $2,000, compared with net charge-offs of $7,000 during the same period of 2001. As of June 30, 2002, there were $71,000 of nonaccrual loans and no loans over 90 days past due and still accruing interest. There were no such non-performing loans outstanding at December 31, 2001. The amount of nonaccrual loans at June 30, 2001 was $5,000 and there was $1,000 of loans 90 days or more past due and still accruing interest.

         Two unsecured notes totaling $266,000 of one commercial customer were deemed by management to be problem assets as of June 30, 2002. While neither of the notes were then technically past due more than 90 days, serious delinquency combined with other information known about the borrower's circumstances makes the ultimate collection of the notes in full in accordance with their original terms highly questionable. Pending the results of a collection lawsuit that the Company recently filed against the borrower and obtaining further information, an estimated specific allocation of $133,000 was included in the calculation of the allowance for loan losses as of June 30, 2002. This amount represents 50% of the total principal amount due. The specific allocation resulted in a significantly increased provision for loan losses charged to expense in the second quarter of 2002. If ongoing collection efforts are unsuccessful and additions to the estimate of loss or charge-offs become necessary, further significant provisions for losses on these notes could be expected with respect to the remaining 50%, or $133,000, of the principal amount of the notes not already provided for as of June 30, 2002.

         Based on currently available information, management believes that the allowance for loan losses is adequate to absorb the estimated future risk of loss inherent in the loan portfolio as of June 30, 2002.

Noninterest Income

         Noninterest income totaled $412,000 for the first six months of 2002, compared with $284,000 for the same 2001 period. The higher noninterest income in 2002 was attributable primarily to an increase of $140,000 in service charges on deposit accounts which resulted from a new automatic overdraft privilege program implemented at the beginning of the first quarter of 2002. Also, during the 2002 six month period, the Company realized gains of $7,000 on the sale of available-for-sale securities.

         Noninterest income totaled $224,000 for the three months ended June 30, 2002 compared with $144,000 for the second quarter of 2001. Service charges on deposit accounts were $85,000 more in the 2002 period than in 2001, largely due to the new overdraft privilege program.

Noninterest Expenses

         Noninterest expenses totaled $873,000 for the first six months of 2002, compared with $857,000 for 2001. Salaries and employee benefits expenses for 2002 were $61,000 more than in 2001 due primarily to normal salary increases and the addition in the third quarter of 2001 of a new Executive Vice President and Chief Operating Officer. Occupancy and furniture and equipment expenses for 2002 decreased by $51,000 compared with 2001, primarily due to the inclusion of approximately $13,000 in repair expenses associated with refurbishing the Company's offices in the 2001 period and a reduction of $24,000 in deprecation of computer-related equipment. A significant amount of computer equipment became fully depreciated during the 2001 six month period. The Company has purchased and placed in operation new computer equipment since that time, but at a significantly lower cost.

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

         As of June 30, 2002, the ratio of loans to total deposits was 71.6%, compared with 70.8% as of December 31, 2001 and 69.4% as of June 30, 2001. Deposits as of June 30, 2002 were $2,071,000 or 4.6% greater than at December 31, 2001 and $3,620,000 or 8.3% more than the level at June 30, 2001.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's shareholders' equity decreased by $237,000 since December 31, 2001 as the result of net income of $397,000 for the first six months of 2002, less cash dividends declared totaling $761,000, plus $107,000 in net proceeds added from the sale of 3,455 shares of common stock under the Company's dividend reinvestment plan, less $94,000 paid to non-profit organizations to reacquire and cancel 3,760 shares of the Company's outstanding common stock, plus a $114,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The June 30, 2002 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                             Total
                                               Tier 1       Capital    Leverage
                                               ------       -------    --------
Clover Community Bankshares, Inc. ..........    18.3%        19.3%       12.4%
Clover Community Bank ......................    16.7%        17.7%       11.3%
Minimum "well-capitalized" requirement .....     6.0%        10.0%        5.0%
Minimum requirement ........................     4.0%         8.0%        3.0%

Commitments to Extend Credit

In the normal course of business, the banking subsidiary is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit, and have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                   June 30,
                                                     2002
                                                     ----
Loan commitments ....................             $8,336,000
Standby letters of credit ...........                      -


Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee. Many of the commitments are expected to expire without being fully drawn; therefore, the total amount of loan commitments does not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. Neither the Company nor the Bank are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

                           PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders.

         On Tuesday, April 16, 2002, the shareholders of Clover Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1.       Election of eight directors to hold office for a one-year term:

                                               SHARES VOTED
                                               ------------
                                                                   AUTHORITY
         DIRECTORS                        FOR          AGAINST      WITHHELD
                                          ---          -------      --------

         Charles R. Burrell             599,380         1,450         2,661
         Nancy C. Daves                 599,380         1,450         2,661
         Herbert Kirsh                  599,380         1,450         2,661
         H. Marvin McCarter             600,830          0            2,661
         James H. Owen, Jr.             599,380         1,450         2,661
         Gwen M. Thompson               599,380         1,450         2,661
         William C. Turner              599,380         1,450         2,661
         James C. Young                 599,380         1,450         2,661




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


                                               CLOVER COMMUNITY BANKSHARES, INC.




       August 9, 2002                           /s/ Gwen M. Thompson
--------------------------                      --------------------------------
         Date                                   Gwen M. Thompson, Its President,
                                                Chief Executive Officer and
                                                Principal Accounting Officer

Exhibit Index


Exhibits

Exhibit No.
from Item 601 of
Regulation S-B                                     Description
---------------                                    ----------------------

   None