Form 10QSB
period 2002-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2002-11-12
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2002      Commission File No. 000-24749


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

         Yes   [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,014,912 shares Outstanding on October 31, 2002.

Transitional Small Business Format (Check one):    Yes   [X]   No [ ]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet ..................................      3
           Consolidated Statement of Income ............................      4
           Consolidated Statement of Changes
             in Shareholders' Equity ...................................      5
           Consolidated Statement of Cash Flows ........................      6
           Notes to Unaudited Consolidated Financial Statements ........    7-8

Item 2.    Management's Discussion and Analysis ........................   9-12

Item 3.    Controls and Procedures .....................................     12

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ............................     13

SIGNATURE ..............................................................     14

OFFICER CERTIFICATION ..................................................     15

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                           2002              2001
                                                                                                           -----             ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................          $  1,778           $  1,458
     Interest bearing deposits in other banks ................................................                10                 10
     Federal funds sold ......................................................................             5,132              5,086
     Securities available-for-sale ...........................................................            16,523             16,924
     Other investments .......................................................................               250                250
     Loans ...................................................................................            34,435             31,811
         Allowance for loan losses ...........................................................              (319)              (274)
                                                                                                        --------           --------
            Loans - net ......................................................................            34,116             31,537
     Premises and equipment - net ............................................................             1,732              1,445
     Accrued interest receivable .............................................................               253                265
     Other assets ............................................................................               221                217
                                                                                                        --------           --------

            Total assets .....................................................................          $ 60,015           $ 57,192
                                                                                                        ========           ========

Liabilities
     Deposits
         Noninterest bearing demand ..........................................................          $  4,892           $  4,288
         Interest bearing transaction accounts ...............................................            15,209             13,894
         Savings .............................................................................             2,973              2,812
         Certificates of deposit $100M and over ..............................................             6,543              6,729
         Other time deposits .................................................................            18,313             17,230
                                                                                                        --------           --------
            Total deposits ...................................................................            47,930             44,953
     Long-term debt ..........................................................................             4,000              4,000
     Accrued interest payable ................................................................               268                376
     Other liabilities .......................................................................                25                 27
                                                                                                        --------           --------
            Total liabilities ................................................................            52,223             49,356
                                                                                                        --------           --------

Shareholders' equity
     Common stock - $.01 par value, 10,000,000 shares authorized, 1,014,912 shares issued and outstanding for 2002 and
         1,015,458 shares issued and outstanding for 2001 ....................................                10                 10
     Capital surplus .........................................................................             3,463              3,456
     Retained earnings .......................................................................             4,073              4,159
     Accumulated other comprehensive income ..................................................               246                211
                                                                                                        --------           --------
            Total shareholders' equity .......................................................             7,792              7,836
                                                                                                        --------           --------

            Total liabilities and shareholders' equity .......................................          $ 60,015           $ 57,192
                                                                                                        ========           ========


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                 (Unaudited)
                                                                                          Period Ended September 30,
                                                                               Three Months                       Nine Months
                                                                               ------------                       -----------
                                                                          2002              2001             2002            2001
                                                                          ----              ----             ----            ----
                                                                                  (Dollars in thousands, except per share)
Interest income
     Loans, including fees ....................................      $       645       $       689      $     1,884      $     2,189
     Interest bearing deposits in other banks .................                -                 1                -                2
     Securities
       Taxable ................................................              145               173              463              559
       Tax-exempt .............................................               55                58              167              162
     Federal funds sold .......................................               16                31               55               96
     Other investments ........................................                3                 4               10               13
                                                                     -----------       -----------      -----------      -----------
         Total interest income ................................              864               956            2,579            3,021
                                                                     -----------       -----------      -----------      -----------

Interest expense
     Time deposits $100M and over .............................               46                67              161              183
     Other deposits ...........................................              175               279              571              896
     Federal funds purchased ..................................                -                 1                -                5
     Long-term debt ...........................................               20                39               59              147
                                                                     -----------       -----------      -----------      -----------
         Total interest expense ...............................              241               386              791            1,231
                                                                     -----------       -----------      -----------      -----------

Net interest income ...........................................              623               570            1,788            1,790
Provision for loan losses .....................................              199                 -              315               33
                                                                     -----------       -----------      -----------      -----------
Net interest income after provision ...........................              424               570            1,473            1,757
                                                                     -----------       -----------      -----------      -----------

Other income
     Service charges on deposit accounts ......................              224               112              607              355
     Credit life insurance commissions ........................               (1)                4                1                7
     Gains on sales of available-for-sale securities ..........              266                 -              273                -
     Other income .............................................               (7)               13               13               51
                                                                     -----------       -----------      -----------      -----------
         Total other income ...................................              482               129              894              413
                                                                     -----------       -----------      -----------      -----------

Other expenses
     Salaries and employee benefits ...........................              265               200              760              634
     Net occupancy expense ....................................               20                27               59               78
     Furniture and equipment expense ..........................               42                45              120              162
     Other expense ............................................              164               162              425              417
                                                                     -----------       -----------      -----------      -----------
         Total other expenses .................................              491               434            1,364            1,291
                                                                     -----------       -----------      -----------      -----------

Income before income taxes ....................................              415               265            1,003              879
Income tax expense ............................................              137                81              328              285
                                                                     -----------       -----------      -----------      -----------
Net income ....................................................      $       278       $       184      $       675      $       594
                                                                     ===========       ===========      ===========      ===========

Per share
     Average shares outstanding ...............................        1,014,907         1,017,025        1,015,263        1,018,034
     Net income ...............................................      $      0.27       $      0.18      $      0.66      $      0.58
     Cash dividends declared ..................................                -                 -             0.75             0.75


See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                            Common Stock                                   Accumulated
                                                            ------------                                      Other
                                                     Number of                     Capital     Retained   Comprehensive
                                                      Shares         Amount        Surplus     Earnings      Income        Total
                                                      ------         ------        -------     --------      ------        -----
                                                                 (Dollars in thousands, except per share)

Balance, January 1, 2001 ........................    1,017,034    $       10   $    3,477    $    4,146    $       30    $    7,663
                                                                                                                         ----------
Comprehensive income:
    Net income ..................................            -             -            -           594             -           594
    Change in unrealized holding
       gains and losses on
       available-for-sale securities,
       net of income taxes of $150 ..............            -             -            -             -           267           267
                                                                                                                         ----------
         Total comprehensive income ..................                                                                          861
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,708             -          113             -             -           113
Repurchase and cancellation of
    common stock ................................       (5,275)            -         (134)            -             -          (134)
Cash dividends declared - $.75 per share ........            -             -            -          (763)            -          (763)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2001 .....................    1,015,467    $       10   $    3,456    $    3,977    $      297    $    7,740
                                                    ==========    ==========   ==========    ==========    ==========    ==========



Balance, January 1, 2002 ........................    1,015,458    $       10   $    3,456    $    4,159    $      211    $    7,836
                                                                                                                         ----------
Comprehensive income:
    Net income ..................................            -             -            -           675             -           675
                                                                                                                         ----------
    Change in unrealized holding
       gains and losses on available-
       for-sale securities arising
       during the period, net of income
       taxes of $119 ............................            -             -            -             -           211           211
       Reclassifiaction adjustment for (gains)
       or losses realized in income, net of
       income taxes of $97 ......................            -             -            -             -          (176)         (176)
                                                                                                                         ----------
         Total other comprehensive income .......            -             -            -             -             -            35
                                                                                                                         ----------
         Total comprehensive income .............            -             -            -             -             -           710
                                                                                                                         ----------
Sales of common stock under
    dividend reinvestment plan ..................        3,455             -          107             -             -           107
Repurchase and cancellation of
    common stock ................................       (4,001)            -         (100)            -             -          (100)
Cash dividends declared - $.75 per share ........            -             -            -          (761)            -          (761)
                                                    ----------    ----------   ----------    ----------    ----------    ----------
Balance, September 30, 2002 .....................    1,014,912    $       10   $    3,463    $    4,073    $      246    $    7,792
                                                    ==========    ==========   ==========    ==========    ==========    ==========



















See accompanying notes to unaudited consolidated financial statements.

CLOVER COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                           2002              2001
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ............................................................................            $   675             $   594
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................                315                  33
            Depreciation ...................................................................                 50                  79
            Securities accretion and premium amortization ..................................                (12)                  3
            Amortization of net loan fees and costs ........................................                (28)                (24)
            Decrease in interest receivable ................................................                 12                 129
            (Increase) decrease in interest payable ........................................               (108)                 56
            (Increase) decrease in prepaid expenses and other assets .......................                 (5)                 16
            (Decrease) increase in other accrued expenses ..................................                (22)                  8
            Gains on sales of available-for-sale securities ................................               (273)                  -
            Net gains on sales of equipment ................................................                  -                  (5)
                                                                                                        -------             -------
                Net cash provided by operating activities ..................................                604                 889
                                                                                                        -------             -------

Investing activities
     Purchases of available-for-sale securities ............................................             (8,824)             (3,841)
     Maturities, calls and paydowns of available-for-sale securities .......................              3,124               4,620
     Proceeds of sales of available-for-sale securities ....................................              6,442                   -
     Net increase in loans made to customers ...............................................             (2,866)               (374)
     Purchases of premises and equipment ...................................................               (337)               (105)
     Proceeds from sales of equipment ......................................................                  -                  53
     Proceeds from sales of repossessions ..................................................                  -                   5
                                                                                                        -------             -------
                Net cash (used) provided by investing activities ...........................             (2,461)                358
                                                                                                        -------             -------

Financing activities
     Net increase in demand deposits, interest
         bearing transaction accounts and savings accounts .................................              2,080               4,634
     Net increase in certificates of deposit and other
         time deposits .....................................................................                897               2,549
     Decrease in federal funds purchased ...................................................                  -                (470)
     Cash dividends paid ...................................................................               (761)               (763)
     Common stock sold under dividend reinvestment plan ....................................                107                 113
     Common stock repurchased and cancelled ................................................               (100)               (134)
                                                                                                        -------             -------
                Net cash provided by financing activities ..................................              2,223               5,929
                                                                                                        -------             -------
Increase in cash and cash equivalents ......................................................                366               7,176
Cash and cash equivalents, beginning .......................................................              6,554               1,708
                                                                                                        -------             -------
Cash and cash equivalents, ending ..........................................................            $ 6,920             $ 8,884
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

Comprehensive Income - The components of other comprehensive income and related tax effects are as follows:

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                Three Months                        Nine Months
                                                                            2002            2001               2002            2001
                                                                            ----            ----               ----            ----
                                                                                            (Dollars in thousands)

Net income .....................................................           $ 278            $ 184            $ 675            $ 594
                                                                           -----            -----            -----            -----
Other comprehensive income (loss)
     Unrealized holding gains and (losses)
         on available-for-sale securities
         arising during the period .............................             145              155              330              417
     Income tax (expense) or benefit on
         unrealized holding gains and
         losses arising during the period ......................             (52)             (51)            (119)            (150)
     Reclassification adjustment for
         losses (gains) realized in income
         during the period .....................................            (266)               -             (273)               -
     Income tax expense or (benefit) on
         gains or losses realized in income
         during the period .....................................              94                -               97                -
                                                                           -----            -----            -----            -----
            Total other comprehensive
            income (loss) ......................................             (79)             104               35              267
                                                                           -----            -----            -----            -----
Comprehensive income ...........................................           $ 199            $ 288            $ 710            $ 861
                                                                           =====            =====            =====            =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $899,000 for the nine months ended September 30, 2002, and was $1,175,000 for the nine months ended September 30, 2001. Income tax payments of $346,000 were made during the first nine months of 2002, and income tax payments of $266,000 were made in the 2001 period. Non-cash investment security valuation adjustments increased available-for-sale securities by $57,000 during the 2002 period, a related shareholders' equity account increased by $35,000 and the associated deferred income taxes changed by $22,000. During the 2001 period, non-cash valuation adjustments increased available-for-sale securities by $417,000, increased shareholders' equity by $267,000, and deferred income taxes changed by $150,000.

Nonperforming Loans - As of September 30, 2002, there were $62,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest income.

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

Results of Operations

         The Company recorded consolidated net income of $278,000 or $.27 per share for the third quarter of 2002. These results are $94,000, or $.09 per share, more than net income of $184,000 or $.18 per share for the third quarter of 2001. For the first nine months of 2002, the Company recorded consolidated net income of $675,000 or $.66 per share, compared with $594,000 or $.58 per share in the same 2001 period.

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

         For each of the first nine months of 2002 and 2001, FTE net interest income was $1,881,000. The average amounts of interest earning assets in the 2002 nine month period were $3,834,000 more than in the 2001 period, and the amounts of interest bearing liabilities held by the Company in the 2002 nine-month period were $3,559,000 more than in the same period of 2001. The average rate earned on interest earning assets during the 2002 nine month period was 6.53%, a decrease of 165 basis points from the rate earned during the 2001 nine month period. The average rate paid on interest bearing liabilities during the 2002 nine month period was 2.31%, a decrease of 158 basis points from the rate paid during the 2001 nine month period.

         The average interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first nine months of 2002 was 4.22%, a decrease of 7 basis points from the 4.29% realized for the same period of 2001. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.60% for the first nine months of 2002, a decrease of 34 basis points from the 4.94% for the first nine months of 2001.

         During the first nine months of 2002, the Board of Governors of the Federal Reserve continued to provide stimulus to the national economy through low, but stable interest rates. No major actions to raise or lower interest rates have been initiated by the Federal Reserve during 2002. During 2001, market rates of interest declined rapidly because of actions taken by the Federal Reserve. The actions of the Federal Reserve influence, with varying degrees of correlation, the rates paid by the Company for deposits and other funding sources and the yields it is able to realize on its investments. At a minimum, the Federal Reserve's actions establish the general direction that such rates and yields would be expected to move as new funding sources and investments are obtained. The Company anticipates it will continue to experience a relatively stable net interest margin absent further action by the Federal Reserve.

Provision and Allowance for Loan Losses

         The Company recorded provisions for loan losses of $315,000 for the first nine months of 2002, compared with provisions for loan losses of $33,000 during the first nine months of 2001. At September 30, 2002, the allowance for loan losses was .93% of loans, compared with .86% of loans at December 31, 2001. During the 2002 nine month period, net charge-offs totaled $270,000, compared with net charge-offs of $12,000 during the same period of 2001.

         During the third quarter of 2002, the Company charged off two unsecured notes totaling $266,000 of one commercial customer. These notes previously were deemed by management to be problem assets as of June 30, 2002. Although neither of the notes was then past due more than 90 days, other information indicated that the ultimate collection of the notes in full in accordance with their original terms was unlikely. Pending the results of a collection lawsuit that the Company had then filed against the borrower and obtaining further information, an estimated specific allocation of $133,000, or 50% of the total principal amount due, was included in the calculation of the allowance for loan losses as of June 30, 2002. The specific allocation resulted in a significantly increased provision for loan losses charged to expense in the second quarter of 2002. Because further collection efforts proved unsuccessful, charge-off of the loans became necessary during the third quarter of 2002. Consequently, during the third quarter of 2002, further significant provisions for losses related to these notes were effected with respect to the $133,000 of principal that had not already been provided for as of June 30, 2002.

         As of September 30, 2002, nonaccrual notes totaled $62,000 and there were no loans over 90 days past due and still accruing interest. As of September 30, 2001, there were no nonaccrual loans and no loans over 90 days past due and still accruing interest.

         Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of September 30, 2002.

Noninterest Income

         Noninterest income totaled $894,000 for the first nine months of 2002, compared with $413,000 for the same 2001 period. The higher noninterest income in 2002 was attributable to an increase of $252,000 in service charges on deposit accounts and realized gains on sales of investment securities totaling $273,000. The Company increased fees charged to transaction accounts significantly and implemented a new fee-based automatic overdraft privilege product in 2002. There were no realized securities gains or losses in the 2001 period.

         Noninterest income totaled $482,000 for the three months ended September 30, 2002 compared with $129,000 for the third quarter of 2001. Service charges on deposit accounts were $112,000 more in the 2002 quarter than in 2001 and $266,000 was realized in gains on sales of investment securities in the 2002 period.

Noninterest Expenses

         Noninterest expenses totaled $1,364,000 for the first nine months of 2002, compared with $1,291,000 for 2001. Salaries and employee benefits increased by $126,000 to $760,000 for the 2002 period. The Company's former President resigned early in the third quarter of 2001 and the Company did not complete the replacement process until early in the fourth quarter of 2001. In 2002, the Company also experienced a $20,000 increase in health insurance expenses for employees and has accrued $36,000 for anticipated year-end bonuses for officers and employees. In the third quarter of 2002, the Company hired a manager for its first branch office which is expected to commence operations in Lake Wylie, SC during the fourth quarter of 2002. Net occupancy and furniture and equipment expenses were $61,000 less in the 2002 period due primarily to expenses recognized in the 2001 period for refurbishing of the Company's banking office, a reduction of $23,000 in depreciation expenses resulting from expirations of depreciation periods of a significant number of assets, principally computer equipment which subsequently was replaced at a substantially lower cost, and an $8,000 reduction in expenses related to equipment service contracts. Other expenses for the 2002 period were $8,000 more than in 2001.

         Noninterest expenses for the third quarter of 2002 were $57,000 greater than for the same period of 2001. Salaries and employee benefits increased by $65,000 and other expenses decreased by $2,000. Management expects that noninterest expenses for the remainder of 2002 will continue to trend somewhat above the level of the prior year, primarily because of expenses related to the staffing and opening of the new branch office.

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

         As of September 30, 2002, the ratio of loans to total deposits was 71.8%, compared with 70.8% as of December 31, 2001 and 66.9% as of September 30, 2001. Deposits as of September 30, 2002 were $2,977,000 or 6.6% more than at December 31, 2001 and $1,331,000 or 2.9% more than their level of September 30, 2001.

         Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Capital Resources

         The Company's equity capital decreased by $44,000 since December 31, 2001 as the result of net income of $675,000 for the first nine months of 2002, less cash dividends declared totaling $761,000, plus $107,000 in net proceeds added from the sale of 3,455 shares of stock under the Company's dividend reinvestment plan, less $100,000 paid to non-profit organizations to reacquire and cancel 4,001 shares of the Company's outstanding common stock, plus a $35,000 change in unrealized holding gains and losses on available-for-sale securities, net of deferred tax effects. The Company historically pays an annual dividend in the first quarter of each year. However, the amount, if any, and frequency of dividend payments is subject to the discretion of the Board of Directors and regulatory limitations.

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

         The September 30, 2002 risk based and average total asset capital ratios for the Company and the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                            Total
                                               Tier 1      Capital      Leverage
                                               ------      -------      --------
Clover Community Bankshares, Inc. ...........  18.6%       19.4%         12.9%
Clover Community Bank .......................  17.0%       17.8%         11.7%
Minimum "well-capitalized" requirement ......   6.0%       10.0%          5.0%
Minimum requirement .........................   4.0%        8.0%          3.0%

Commitments to Extend Credit

         In the normal course of business, the banking subsidiary is party to financial instruments with off-balance-sheet risk. These financial instruments, which may include commitments to extend credit, standby letters of credit and commitments to purchase when-issued securities, have elements of credit risk in excess of the amounts recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. Generally, the same credit policies used for on-balance-sheet instruments, such as loans, are used in extending loan commitments and standby letters of credit.

Following are the off-balance-sheet financial instruments whose contract amounts represent credit risk:

                                                                  September 30,
                                                                      2002
                                                                      ----
Loan commitments ............................................    $ 8,026,000
Commitment to purchase when-issued security .................        506,000


Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee. Many of the commitments are expected to expire without being fully drawn; therefore, the total amount of loan commitments does not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, upon extension of the credit is based on management's evaluation of the borrower. Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

The commitment to purchase a when-issued security was entered into on September 12, 2002 for a $500,000 Federal Home Loan Mortgage Corporation obligation to be purchased above par. Settlement is expected on October 24, 2002. Credit risks associated with when-issued securities are generally the risks that the counterparty will be unable or unwilling to deliver the contracted-for instrument at the negotiated price, that the issuer's financial condition will change significantly within the period between the date the purchaser agrees to purchase the security and the settlement date, and the risk that interest rates will change significantly during that period. Failure of the counterparty to deliver the agreed-upon security would result in the Company's needing to identify an alternative investment. No risk of principal loss is involved in this arrangement, however, as settlement does not occur unless the security is actually delivered. The other identified risks would likely result in fluctuation in the market price of the security.

Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers. As of September 30, 2002, there were no standby letters of credit outstanding.

As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises. Neither the Company nor the Bank are involved in other off-balance-sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.


Item 3. - Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits                           None.


(b)      Reports on Form 8-K.               None.

SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CLOVER COMMUNITY BANKSHARES, INC.


November 10, 2002                          /s/ Gwen M. Thompson
---------------------                      -------------------------------------
     Date                                  Gwen M. Thompson, President and Chief
                                           Executive Officer (Principal
                                           accounting officer)

I, Gwen M. Thompson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clover Community Bankshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 10, 2002
      -----------------
                                      s/ Gwen M. Thompson
                                      ------------------------------------------
                                      President and Chief Executive Officer
                                      (Principal accounting officer)