Form 10KSB
period 2002-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2003-03-31
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002     Commission File Number 24749

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

         State issuer's revenues for the most recent fiscal year.  $4,488,104

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 7, 2003, was $6,106,612. (In the absence of any active trading market for the Registrant's common equity, book value is used as a proxy for market value.) As of March 7, 2003, there were 1,016,056 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2002 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page
Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9
                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters .......      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......      9
Item 7   Financial Statements ...........................................      9
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................      9
                                    Part III
Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     10
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................      *
Item 12  Certain Relationships and Related Transactions .................      *
                                     Part IV
Item 13  Exhibits and Reports on  Form 8-K ..............................     11
Item 14  Controls and Procedures ........................................     11

     * Incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders

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

                               BUSINESS OF BANKING

General

         The Bank was incorporated under the laws of the State of South Carolina as a state chartered bank on August 18, 1987 and commenced operations on October 1, 1987. The Bank operates under the jurisdiction of the South Carolina State Board of Financial Institutions (the "State Board"), and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is not a member of the Federal Reserve System. The Bank engages in a general commercial banking business, emphasizing the banking needs of individuals and small to medium-sized business and professional concerns in its primary service area, and offers a full range of deposit services and short to medium term commercial and other loans, as well as various other services from its main office in Clover, South Carolina and a branch office in Lake Wylie, South Carolina. The Bank does not exercise trust powers or other fiduciary services at this time.

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

Employees

     At December 31, 2002, the Company employed 29 people.

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

         Currently four other commercial banks operate in the community of Clover, which is the Bank's existing primary service area. Additionally, six other commercial banks and two credit unions operate in York County.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither the Company nor the Bank has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to the Company and the Bank as they currently operate.

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

         The Company's and the Bank's December 31, 2002 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2002 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover those obligations, during 2002, the FDIC assessed BIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits, and also assessed SAIF-insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF-insured and SAIF-insured deposits each 1.68 basis points per $100 of deposits to cover the interest on FICO obligations. The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         Under provisions of the legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         In 2001, the Company purchased from an unaffiliated third party a parcel of land in Lake Wylie, South Carolina, on which it built a new branch office. The purchase price of the land was $655,873. The cost of construction and furnishing of the new branch building was $739,451 as of December 31, 2002.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2002.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The information set forth under the caption "Market for Common Stock and Dividends" and in Note I to the Company's Consolidated Financial Statements under the caption "Restrictions on Subsidiary Dividends, Loans or Advances" in the Annual Report to Shareholders for the year ended December 31, 2002 (the "2002 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 2002 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2002 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

(a)(1)(i)-(iv)(A) Donald G. Jones and Company, P.A. ("Accountant"), which served as principal independent accountant for the Registrant since its inception, resigned from such position effective November 19, 2002. Accountant's reports on the Registrant's financial statements for each of the years ended December 31, 2000 and December 31, 2001 neither contained an adverse opinion or disclaimer of opinion, nor was modified as to uncertainty, audit scope, or accounting principles.

     The decision to change accountants was approved by the Board of Directors of the Registrant.

     During the Registrant's two fiscal years completed December 31, 2001 and the subsequent interim period through November 19, 2002, there were no disagreements with Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in its reports.

     The disclosures required by Item 304(a)(1)(iv)(B)-(E) of Regulation S-B are not applicable.

   (2) Elliott Davis, LLC, certified public accountants (the "New Accountant") was engaged by the Registrant on November 19, 2002, to audit the Registrant's financial statements for the year ending December 31, 2002. The Registrant did not consult the New Accountant regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)      Age          Position

         Gwen M. Thompson              47           President and Chief
         (1987)                                     Executive Officer Clover
                                                    Community Bank and Clover
                                                    Community Bankshares (since
                                                    August, 2001); Principal
                                                    Accounting Officer (since
                                                    1998); Senior Vice President
                                                    (1989-2001); Corporate
                                                    Secretary (1990-2000)

         Gerald L. Bolin               40           Executive Vice President and
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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

         No disclosure of information pursuant to Regulation S-B, Item 201(d) is required because the Company does not have any compensation plans under which equity securities of the Company are authorized for issuance.

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2002

         16 Letter on Change in Certifying Accountant (incorporated by reference to Form 8-K, filed November 20, 2002)

         21                       Subsidiaries of the registrant

         23.1                     Consent of Donald G. Jones and Company, P.A.

         23.2                     Consent of Elliott Davis, LLC


(b) The Company filed a Form 8-K on November 20, 2002 pursuant to Item 4 thereof relating to change of the Company's accountants. See Part II, Item 8 above.

Item 14. Controls and Procedures.

(a) Based on her evaluation of the small business issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this annual report, the small business issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the small business issuer's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/Gwen M. Thompson
Date: March 24, 2003           By:-------------------------------------------
                                   Gwen M. Thompson
                                   Its President, Chief Executive Officer and
                                   Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Charles R. Burrell                        Director                                             March 24, 2003
-----------------------------
(Charles R. Burrell)

s/Nancy C. Daves                            Director and Corporate Secretary                     March 24, 2003
-----------------------------
(Nancy C. Daves)

s/Herbert Kirsh                             Chairman and Director                                March 24, 2003
-----------------------------
(Herbert Kirsh)

s/James H. Owen, Jr.                        Director                                             March 24, 2003
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          President, Chief Executive Officer,                  March 24, 2003
-----------------------------               Principal Accounting Officer,
(Gwen M. Thompson)                          and Director

s/William C. Turner                         Director                                             March 24, 2003
-----------------------------
(William C. Turner)

s/James C. Young                            Director                                             March 24, 2003
-----------------------------
(James C. Young)


I, Gwen M. Thompson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clover Community Bankshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003
      --------------
                                      s/ Gwen M. Thompson
                                      ------------------------------------------
                                      President and Chief Executive Officer
                                      (Principal accounting officer)

* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-KSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Ms. Thompson is both Chief Financial Officer and Chief Executive Officer of registrant.

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2002

         16 Letter on Change in Certifying Accountant (incorporated by reference to Form 8-K, filed November 20, 2002)

         21                       Subsidiaries of the registrant

         23.1                     Consent of Donald G. Jones and Company, P.A.

         23.2                     Consent of Elliott Davis, LLC