Form 10QSB
period 2003-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2003-05-14
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003          Commission File No. 000-24749


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


                              124 NORTH MAIN STREET
                          CLOVER, SOUTH CAROLINA 29710
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (803) 222-7660
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

           Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
       has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,014,056 shares Outstanding on April 30, 2003.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets .................................     2
            Consolidated Statements of Income ...........................     3
            Consolidated Statements of Changes in Shareholders' Equity ..     4
            Consolidated Statements of Cash Flows .......................     5
            Notes to Unaudited Consolidated Financial Statements ........     6

Item 2.     Management's Discussion and Analysis ........................ 7 - 9
Item 3.     Controls and Procedures .....................................    10

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K ............................    10

SIGNATURES ..............................................................    11

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    (Unaudited)
                                                                                                     March 31,         December 31,
                                                                                                       2003                2002
                                                                                                       ----                ----
                                                                                                        (Dollars in thousands)
Assets
       Cash and cash equivalents
          Cash and due from banks ........................................................           $    3,031           $    3,280
          Interest-bearing deposits in other banks .......................................                   13                   24
          Federal funds sold .............................................................               11,718                3,221
                                                                                                     ----------           ----------
               Total cash and cash equivalents ...........................................               14,762                6,525
                                                                                                     ----------           ----------

       Investment securities:
           Securities available-for-sale .................................................               17,663               16,534
           Nonmarketable equity securities ...............................................                  203                  250
                                                                                                     ----------           ----------
                Total investment securities ..............................................               17,866               16,784
                                                                                                     ----------           ----------

       Loans receivable ..................................................................               35,479               35,061
          Less allowance for loan losses .................................................                  379                  360
                                                                                                     ----------           ----------
              Loans - net ................................................................               35,100               34,701
                                                                                                     ----------           ----------

       Premises, furniture and equipment, net ............................................                2,272                2,282
       Accrued interest receivable .......................................................                  270                  272
       Other assets ......................................................................                  186                  220
                                                                                                     ----------           ----------

              Total assets ...............................................................           $   70,456           $   60,784
                                                                                                     ==========           ==========

Liabilities
       Deposits
          Noninterest-bearing ............................................................           $    8,535           $    4,922
          Interest-bearing ...............................................................               49,899               43,769
                                                                                                     ----------           ----------
              Total deposits .............................................................               58,434               48,691

       Advances from Federal Home Loan Bank ..............................................                4,000                4,000
       Accrued interest payable ..........................................................                  204                  203
       Other liabilities .................................................................                   16                    -
                                                                                                     ----------           ----------
              Total liabilities ..........................................................               62,654               52,894
                                                                                                     ----------           ----------

Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value,  10,000,000 shares  authorized; 1,014,056 and 1,014,581 shares issued and outstanding for 2003 and
          2002, respectively .............................................................                   10                   10
       Capital surplus ...................................................................                3,449                3,455
       Retained earnings .................................................................                3,902                4,230
       Accumulated other comprehensive income ............................................                  441                  195
                                                                                                     ----------           ----------
              Total shareholders' equity .................................................                7,802                7,890
                                                                                                     ----------           ----------

              Total liabilities and shareholders' equity .................................           $   70,456           $   60,784
                                                                                                     ==========           ==========


     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                               (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                March 31,
                                                                                                                ---------
                                                                                                     2003                   2002
                                                                                                     ----                   ----
                                                                                                      (Dollars in thousands,
                                                                                                        except per share)
Interest income
       Loans, including fees .....................................................               $      685               $      615
       Securities
          Taxable ................................................................                       87                      165
          Tax-exempt .............................................................                       73                       54
       Federal funds sold ........................................................                       20                       21
       Other investments .........................................................                        3                        3
                                                                                                 ----------               ----------
              Total interest income ..............................................                      868                      858
                                                                                                 ----------               ----------

Interest expense
       Time deposits $100 and over ...............................................                       47                       62
       Other deposits ............................................................                      153                      206
       Long-term debt ............................................................                       14                       19
                                                                                                 ----------               ----------
              Total interest expense .............................................                      214                      287
                                                                                                 ----------               ----------

              Net interest income ................................................                      654                      571

Provision for loan losses ........................................................                       24                       28
                                                                                                 ----------               ----------

              Net interest income after provision ................................                      630                      543
                                                                                                 ----------               ----------

Other income
       Service charges on deposit accounts .......................................                      204                      171
       Credit life insurance commissions .........................................                        -                        2
       Other income ..............................................................                       21                       15
                                                                                                 ----------               ----------
              Total other income .................................................                      225                      188
                                                                                                 ----------               ----------

Other expenses
       Salaries and employee benefits ............................................                      328                      243
       Net occupancy expense .....................................................                       34                       19
       Furniture and equipment expense ...........................................                       63                       43
       Other expenses ............................................................                      170                      115
                                                                                                 ----------               ----------
              Total other expenses ...............................................                      595                      420
                                                                                                 ----------               ----------

              Income before income taxes .........................................                      260                      311

Income tax  expenses .............................................................                       81                       99
                                                                                                 ----------               ----------

              Net income .........................................................               $      179               $      212
                                                                                                 ==========               ==========

Per share
       Average shares outstanding ................................................                1,014,620                1,015,688
       Net income ................................................................               $     0.18               $     0.21
       Cash dividends declared ...................................................                     0.50                     0.75




     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                    (Unaudited)
                                                            Common stock
                                                            ------------                                   Accumulated
                                                      Number                                                  other
                                                       of                        Capital      Retained   comprehensive
                                                     shares         Amount       surplus      earnings       income         Total
                                                     ------         ------       -------      --------       ------         -----
                                                               (Dollars in thousands, except per share)

Balance, January 1, 2002 .......................    1,015,458    $       10    $    3,456    $    4,159    $      211    $    7,836
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           212             -           212
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ..........................            -             -             -             -           (24)          (24)
                                                                                                                         ----------

         Total comprehensive income ............                                                                                188
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        3,455             -           107             -             -           107
Repurchase and retirement of
      common stock .............................       (3,520)            -           (88)            -             -           (88)
Cash dividends declared - $.75 per share .......            -             -             -          (761)            -          (761)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, March 31, 2002 ........................    1,015,393    $       10    $    3,475    $    3,610    $      187    $    7,282
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Balance, January 1, 2003 .......................    1,014,581    $       10    $    3,455    $    4,230    $      195    $    7,890

Comprehensive income:
      Net income ...............................            -             -             -           179             -           179
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ..........................            -             -             -             -           246           246
                                                                                                                         ----------

           Total comprehensive income ..........                                                                                425
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        2,198             -            63             -             -            63
Repurchase and retirement of common stock ......       (2,723)            -           (69)            -             -           (69)
Cash dividends declared - $.50 per share .......            -             -             -          (507)            -          (507)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, March 31, 2003 ........................    1,014,056    $       10    $    3,449    $    3,902    $      441    $    7,802
                                                   ==========    ==========    ==========    ==========    ==========    ==========









     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                    (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                     March 31,
                                                                                                                     ---------
                                                                                                               2003            2002
                                                                                                               ----            ----
                                                                                                              (Dollars in thousands)
Operating activities
      Net income ...................................................................................       $    179             212
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses .................................................................             24              28
         Depreciation ..............................................................................             40              16
         Securities accretion and premium amortization .............................................             (7)            (14)
         Amortization of net loan fees and costs ...................................................             (4)            (10)
         Decrease in interest receivable ...........................................................              2               7
         (Decrease) increase in interest payable ...................................................              1             (63)
         Decrease in prepaid expenses ..............................................................             34              15
         Increase in other accrued expenses ........................................................             16              60
                                                                                                           --------        --------

             Net cash provided by operating activities .............................................            285             251
                                                                                                           --------        --------

Investing activities
      Purchases of available-for-sale securities ...................................................         (1,287)         (1,679)
      Maturities of available-for-sale securities ..................................................            462           1,377
      Net increase in loans made to customers ......................................................           (423)           (834)
      Purchases of premises and equipment ..........................................................            (30)             (1)
                                                                                                           --------        --------

             Net cash used for investing activities ................................................         (1,278)         (1,137)
                                                                                                           --------        --------

Financing activities
      Net increase in demand deposits, interest bearing transaction
         accounts and savings accounts .............................................................          3,613           2,272
      Net increase in certificates of deposit and other time deposits ..............................          6,130             501
      Cash dividends paid ..........................................................................           (507)           (761)
      Common stock sold under dividend reinvestment plan ...........................................             63             107
      Repurchase and retirement of common stock ....................................................            (69)            (88)
                                                                                                           --------        --------

             Net cash provided by financing activities .............................................          9,230           2,031
                                                                                                           --------        --------

             Increase in cash and cash equivalents .................................................          8,237           1,145

Cash and cash equivalents, beginning ...............................................................          6,525           6,554
                                                                                                           --------        --------

Cash and cash equivalents, ending ..................................................................       $ 14,762        $  7,699
                                                                                                           ========        ========









     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank, are engaged in providing domestic commercial banking services from their headquarters office in Clover, South Carolina and a branch office in Lake Wylie, South Carolina. The Company is a South Carolina corporation and its banking subsidiary is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and its subsidiary operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve System, the FDIC and South Carolina State Board of Financial Institutions. The holding company was incorporated on March 4, 1998, pursuant to a plan of reorganization. Clover Community Bank was organized in September, 1986, and received its charter and commenced operations on October 1, 1987.

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:


                                                                                                                   (Unaudited)
                                                                                                                Three Months Ended
                                                                                                                    March 31,
                                                                                                                    ---------
                                                                                                              2003              2002
                                                                                                              ----              ----
                                                                                                              (Dollars in thousands)

Net income ......................................................................................             $179             $212
                                                                                                              ----             ----

Other comprehensive income (loss)
      Change in unrealized holding gains and losses on
           available-for-sale securities ........................................................              357              (38)
      Income tax expense (benefit) on other comprehensive income (loss) .........................              111              (14)
                                                                                                              ----             ----

                 Total other comprehensive income (loss) ........................................              246              (24)
                                                                                                              ----             ----

Comprehensive income ............................................................................             $425             $188
                                                                                                              ====             ====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $181,000 for the three months ended March 31, 2003, and was $350,000 for the three months ended March 31, 2002. Non-cash investment security valuation adjustments increased available-for-sale securities by $357,000 during the 2003 period, accumulated other comprehensive income increased by $246,000 and the associated deferred income taxes changed by $111,000. During the 2002 period, non-cash valuation adjustments decreased available-for-sale securities by $38,000, decreased accumulated other comprehensive income by $24,000, and the associated deferred income taxes changed by $14,000.

Nonperforming Loans - As of March 31, 2003, there were $61,868 in nonaccrual loans and $335,000 of loans 90 days or more past due and still accruing interest income. These nonperforming loans are collateralized by real estate.

Earnings Per Share - Net income per share is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. The Company has no potentially dilutive common shares, stock options or warrants outstanding.

Item 2. - Management's Discussion and Analysis

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company's 2002 Annual Report on Form 10-KSB.

Forward Looking Statements

Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's future business prospects, revenues, working capital, adequacy of allowance for loan losses, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Results of Operations

The Company recorded consolidated net income of $179,000 or $.18 per share for the first quarter of 2003. Not withstanding higher net interest income and non-interest income in the 2003 quarter, these results are $33,000 less than net income of $212,000 or $.21 per share for the first quarter of 2002. The lower net income was primarily attributable to increased expenses in connection with the new Lake Wylie branch, which opened in the fourth quarter of 2002.

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

 For the first quarter of 2003, net interest income was $654,000, an increase of $83,000 or 15.3% from the first quarter of 2002. The yield on average interest earning assets was 5.94% for the first quarter of 2003, compared with 6.50% for the first quarter of 2002. Average interest earning assets during the 2003 period were $58,450,000, an increase of $3.9 million or 7.1% over the comparable period of 2002. Most of this growth results from loan growth and increased investment securities during the first quarter of 2003. The average rate paid for such liabilities was 1.73% for the 2003 period, and 2.53% for the 2002 period. Interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the first quarter of 2003 was 4.21%, an increase of 23 basis points from the 3.98% average interest rate spread experienced for the same period of 2002. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.48% for the first quarter of 2003, an increase of 27 basis points from the 4.20% for the first three months of 2002. Overall, in the past two years, yields and respective rates are lower as a result of a lowered interest rate environment from interest rate cuts by the Federal Reserve, which were intended to stimulate the US economy. During 2003, rates and yields have stabilized because there have been no adjustments by the Federal Reserve.



Provision and Allowance for Loan Losses

Provision for loan losses of $24,000 was made during the first three months of 2003. Provision for loan losses of $28,000 was made during the first three months of 2002. At March 31, 2003, the allowance for loan losses was 1.07% of loans, compared with 1.03% of loans at December 31, 2002. During the 2003 three month period, net charge-offs totaled $5,000, compared with net charge-offs of $2,000 during the same period of 2002. As of March 31, 2003, there was $61,868 in nonaccrual loans and $335,000 in loans 90 days or more past due and still accruing interest. These loans are collateralized by commercial real estate. As of March 31, 2002 there were no nonaccrual loans and $6,000 in loans 90 days or more past due and still accruing interest.

Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2003.

Noninterest Income

Noninterest income totaled $225,000 for the first quarter of 2003, compared with $188,000 for the 2002 quarter. The higher noninterest income in 2003 was mostly attributable to increased service charges on deposit accounts. During the first quarter of 2002, Clover Community Bank implemented a new automatic overdraft privilege program. Under this program, qualifying deposit customers are granted a pre-arranged overdraft credit limit. As overdrafts are incurred, fees are assessed. Overdraft fees for the first three months of 2003 were $44,000 greater than for the same period of 2002. There were no realized securities gains or losses in either the 2003 or 2002 periods.

Noninterest Expenses

Noninterest expenses totaled $595,000 for the first quarter of 2003, compared with $420,000 for 2002. Salaries and employee benefits expenses were $85,000 greater in 2003, resulting primarily from higher expenses related primarily to the hiring of new employees (during the third quarter of 2002) for the Lake Wylie branch. Occupancy and furniture and equipment expenses for 2003 increased by $35,000 compared with 2002, primarily resulting from additional depreciation charges related to the Lake Wylie branch office. Other expenses for the 2003 period were $55,000 higher than in 2002 primarily due to additional postage, supplies and ATM fees resulting from our branch activity.

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

As of March 31, 2003, the ratio of loans to total deposits was 60.1%, compared with 71.3% as of December 31, 2002 and 68.4% as of March 31, 2002. Deposits as of March 31, 2003 were $58,434,000 or 22.4% greater than at December 31, 2002. The significant increase in deposits was primarily attributable to opening of the new Lake Wylie branch.

Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2003, the Bank had issued commitments to extend credit of $9.4 million through various types of lending arrangements. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Historically many of these commitments expired unused, and the total amount committed as of March 31, 2003 is not necessarily expected to be funded.

Capital Resources

The Company's capital base decreased by $105,000 since December 31, 2002 as the result of net income of $170,000 for the first three months of 2003, less dividends declared totaling $507,000, $63,000 added from the sale of 2,198 shares of common stock under the Company's dividend reinvestment plan, less $69,000 used to repurchase and retire 2,723 shares of common stock, principally from eleemosynary institutions, plus the $246,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

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

The March 31, 2003 risk based capital ratios for the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                             Total
                                                Tier 1      Capital    Leverage
                                                ------      -------    --------

Clover Community Bank ......................     15.9%       16.8%       10.5%
Minimum "well-capitalized" requirement .....      6.0%       10.0%        5.0%
Minimum requirement ........................      4.0%        8.0%        3.0%




ITEM 3.

CONTROLS AND PROCEDURES.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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


                                       CLOVER COMMUNITY BANKSHARES, INC.



      May 13, 2003                   /s/Gwen M. Thomson
-----------------------             ---------------------------------------
         Date                        Gwen M. Thompson
                                         Its President, Chief Executive Officer
                                         and Principal Accounting Officer

                                 CERTIFICATION

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


Date: May 13, 2003
                                      s/Gwen M. Thompson
                                      ------------------------------------------
                                        President and Chief Executive Officer
                                        (Principal accounting officer)

* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-QSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Ms. Thompson is both Chief Financial Officer and Chief Executive Officer of registrant.