Form 10QSB
period 2003-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2003-08-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003           Commission File No. 000-24749


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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,014,056 shares Outstanding on July 30, 2003.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets ..................................    3
             Consolidated Statements of Income ............................    4
             Consolidated Statements of Changes in Shareholders' Equity ...    5
             Consolidated Statements of Cash Flows ........................    6
             Notes to Unaudited Consolidated Financial Statements .........    7

Item 2.      Management's Discussion and Analysis ......................... 8-10
Item 3.      Controls and Procedures ......................................   11

PART II      OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders ..........   11
Item 6.      Exhibits and Reports on Form 8-K .............................   12

SIGNATURES ................................................................   12

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        (Unaudited)
                                                                                                          June 30,      December 31,
                                                                                                            2003             2002
                                                                                                            ----             ----
                                                                                                             (Dollars in thousands)
Assets
       Cash and cash equivalents
          Cash and due from banks ..................................................................         $ 1,999         $ 3,280
          Interest-bearing deposits in other banks .................................................              30              24
          Federal funds sold .......................................................................           9,231           3,221
                                                                                                             -------         -------
               Total cash and cash equivalents .....................................................          11,260           6,525
                                                                                                             -------         -------

       Investment securities:
           Securities available-for-sale ...........................................................          18,055          16,534
           Nonmarketable equity securities .........................................................             250             250
                                                                                                             -------         -------
                Total investment securities ........................................................          18,305          16,784
                                                                                                             -------         -------

       Loans receivable ............................................................................          38,066          35,061
          Less allowance for loan losses ...........................................................             404             360
                                                                                                             -------         -------
              Loans - net ..........................................................................          37,662          34,701
                                                                                                             -------         -------

       Premises, furniture and equipment, net ......................................................           2,243           2,282
       Accrued interest receivable .................................................................             318             272
       Other assets ................................................................................             232             220
                                                                                                             -------         -------

              Total assets .........................................................................         $70,020         $60,784
                                                                                                             =======         =======

Liabilities
       Deposits
          Noninterest-bearing ......................................................................         $ 8,053         $ 4,922
          Interest-bearing .........................................................................          49,873          43,769
                                                                                                             -------         -------
              Total deposits .......................................................................          57,926          48,691

       Advances from Federal Home Loan Bank ........................................................           4,000           4,000
       Accrued interest payable ....................................................................             253             203
                                                                                                             -------         -------
              Total liabilities ....................................................................          62,179          52,894
                                                                                                             -------         -------

Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value, 10,000,000 shares authorized; 1,014,056 and
          1,014,581 shares issued and outstanding for 2003 and 2002, respectively ..................              10              10
       Capital surplus .............................................................................           3,439           3,455
       Retained earnings ...........................................................................           4,094           4,230
       Accumulated other comprehensive income ......................................................             298             195
                                                                                                             -------         -------
              Total shareholders' equity ...........................................................           7,841           7,890
                                                                                                             -------         -------

              Total liabilities and shareholders' equity ...........................................         $70,020         $60,784
                                                                                                             =======         =======



     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                            (Unaudited)                       (Unaudited)
                                                                         Six Months Ended                  Three Months Ended
                                                                             June 30,                           June 30,
                                                                   ------------------------------    -------------------------------
                                                                       2003             2002             2003              2002
                                                                   -------------    -------------    --------------    -------------
                                                                      (Dollars in thousands,             (Dollars in thousands,
                                                                         except per share)                 except per share)
Interest income
      Loans, including fees ...............................       $     1,428       $     1,239       $       743        $       624
      Securities
         Taxable ..........................................               168               318                81                153
         Tax-exempt .......................................               152               112                79                 58
      Federal funds sold ..................................                44                39                24                 18
      Other investments ...................................                 5                 7                 2                  4
                                                                  -----------       -----------       -----------        -----------
            Total interest income .........................             1,797             1,715               929                857
                                                                  -----------       -----------       -----------        -----------
Interest expense
      Time deposits $100 and over .........................               179               115               132                 53
      Other deposits ......................................               222               396                69                190
      Long-term debt ......................................                29                39                15                 20
                                                                  -----------       -----------       -----------        -----------
            Total interest expense ........................               430               550               216                263
                                                                  -----------       -----------       -----------        -----------
            Net interest income ...........................             1,367             1,165               713                594
                                                                  -----------       -----------       -----------        -----------
Provision for loan losses .................................                48               116                24                 88
                                                                  -----------       -----------       -----------        -----------
            Net interest income after provision ...........             1,319             1,049               689                506
                                                                  -----------       -----------       -----------        -----------
Noninterest income
      Service charges on deposit accounts .................               397               383               193                212
         Credit life insurance commissions ................                 -                 2                 -                  -
         Other income .....................................                 4                27               (17)                12
                                                                  -----------       -----------       -----------        -----------
            Total other income ............................               401               412               176                224
                                                                  -----------       -----------       -----------        -----------
Noninterest expense
      Salaries and employee benefits ......................               667               495               339                252
      Net occupancy expense ...............................                64                39                30                 20
      Furniture and equipment expense .....................               129                78                66                 35
      Other expenses ......................................               298               261               128                146
                                                                  -----------       -----------       -----------        -----------
            Total other expenses ..........................             1,158               873               563                453
                                                                  -----------       -----------       -----------        -----------
            Income before income taxes ....................               562               588               302                277

Income tax expenses .......................................               191               191               110                 92
                                                                  -----------       -----------       -----------        -----------
            Net income ....................................       $       371       $       397       $       192        $       185
                                                                  ===========       ===========       ===========        ===========

Per share
      Average shares outstanding ..........................         1,014,117         1,015,444         1,014,620          1,015,202
      Net income ..........................................       $      0.37       $      0.39       $      0.19        $      0.18
      Cash dividends declared .............................              0.50              0.75                 -                  -

     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                     (Unaudited)
                                                           Common stock
                                                           ------------                                    Accumulated
                                                       Number                                                 other
                                                         of                       Capital      Retained   comprehensive
                                                       shares        Amount       surplus      earnings       income        Total
                                                       ------        ------       -------      --------       ------        -----
                                                                      (Dollars in thousands, except per share)

Balance, January 1, 2002 .......................    1,015,458    $       10    $    3,456    $    4,159    $      211    $    7,836
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           397             -           397
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ..........................            -             -             -             -           118           118
                                                                                                                         ----------
      Reclassification adjustment for
        (gains) or losses realized in income,
        net of income taxes ....................            -             -             -                          (4)           (4)

              Total comprehensive income .......                                                                                114
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        3,455             -           107             -             -           107
Repurchase and retirement of
      common stock .............................       (3,760)            -           (94)            -             -           (94)
Cash dividends declared - $.75 per
      share ....................................            -             -             -          (761)            -          (761)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2002 .........................    1,015,393    $       10    $    3,469    $    3,795    $      325    $    7,599
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Balance, January 1, 2003 .......................    1,014,581    $       10    $    3,455    $    4,230    $      195    $    7,890

Comprehensive income:
      Net income ...............................            -             -             -           371             -           371
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ..........................            -             -             -             -           103           103
                                                                                                                         ----------

              Total comprehensive income .......                                                                                474
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        2,198             -            63             -             -            63
Repurchase and retirement of
      common stock .............................       (3,163)            -           (79)            -             -           (79)
Cash dividends declared - $.50 per share .......            -             -             -          (507)            -          (507)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2003 .........................    1,013,616    $       10    $    3,439    $    4,094    $      298    $    7,841
                                                   ==========    ==========    ==========    ==========    ==========    ==========









     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                           2003               2002
                                                                                                           ----               ----
                                                                                                            (Dollars in thousands)
Operating activities
       Net income ..............................................................................         $    371          $    397
       Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses ............................................................               48               116
          Depreciation .........................................................................              127                34
          Securities accretion and premium amortization ........................................               (3)              (20)
          Amortization of net loan fees and costs ..............................................                -               (19)
          Increase in interest receivable ......................................................              (46)              (27)
          (Decrease) increase in interest payable ..............................................               49               (62)
          Decrease (increase) in prepaid expenses ..............................................              (80)               30
          Increase (decrease) in other accrued expenses ........................................               92               (11)
                                                                                                         --------          --------

              Net cash provided by operating activities ........................................              558               437
                                                                                                         --------          --------

Investing activities
       Purchases of available-for-sale securities ..............................................           (5,693)           (4,385)
       Maturities of available-for-sale securities .............................................              295             2,409
       Proceeds from sales of available-for-sale securities ....................................            4,656               973
       Net increase in loans made to customers .................................................           (3,005)           (1,818)
       Purchases of premises and equipment .....................................................             (788)              (43)
                                                                                                         --------          --------

              Net cash used for investing activities ...........................................           (4,535)           (2,864)
                                                                                                         --------          --------

Financing activities
       Net increase in demand deposits, interest bearing transaction
          accounts and savings accounts ........................................................            8,064             2,531
       Net increase in certificates of deposit and other time deposits .........................            1,171              (459)
       Cash dividends paid .....................................................................             (507)             (761)
       Common stock sold under dividend reinvestment plan ......................................               63               107
       Repurchase and retirement of common stock ...............................................              (79)              (94)
                                                                                                         --------          --------

              Net cash provided by financing activities ........................................            8,712             1,324
                                                                                                         --------          --------

              Increase (decrease) in cash and cash equivalents .................................            4,735            (1,103)

Cash and cash equivalents, beginning ...........................................................            6,525             6,554
                                                                                                         --------          --------

Cash and cash equivalents, ending ..............................................................         $ 11,260          $  5,451
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

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                     (Unaudited)                   (Unaudited)
                                                                                  Six Months Ended              Three Months Ended
                                                                                      June 30,                       June 30,
                                                                                      --------                       --------
                                                                                2003             2002         2003             2002
                                                                                ----             ----         ----             ----
                                                                               (Dollars in thousands)         (Dollars in thousands)

Net income ..............................................................         $ 371         $ 397          $ 192          $ 185

Other comprehensive income (loss)
      Change in unrealized holding gains and losses
         on available-for-sale securities ...............................           163           185           (194)           223
      Income tax expense (benefit) on other comprehensive
         income (loss) ..................................................            60           (67)            51            (81)
      Reclassification adjustment for losses (gains)
         realized in income during the period ...........................             -            (7)             -             (7)
      Income tax expense (benefit) of gains or losses
         realized in income during the period ...........................             -             3              -              3
                                                                                  -----         -----          -----          -----

            Total other comprehensive income (loss) .....................           103            (7)          (143)           138
                                                                                  -----         -----          -----          -----

Comprehensive income ....................................................         $ 474         $ 511          $  49          $ 323
                                                                                  =====         =====          =====          =====


Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $442,000 for the six months ended June 30, 2003. Non-cash investment security valuation adjustments increased available-for-sale securities by $103,000 during the 2003 period, accumulated other comprehensive income increased by $163,000 and the associated deferred income taxes changed by $60,000.

Nonperforming Loans - As of June 30, 2003, there were $335,000 in nonaccrual loans and $-0- of loans 90 days or more past due and still accruing interest income. These nonperforming loans are collateralized by real estate.

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

Results of Operations

The Company recorded consolidated net income of $192,000 or $.19 per share for the second quarter of 2003. Not withstanding higher non-interest expense and a drop in non-interest income in the 2003 quarter, these results are $7,000 higher than net income of $185,000 or $.18 per share for the second quarter of 2002, which was due to a substantial increase in net interest income.

The Company recorded consolidated net income of $371,000 or $.37 per share for the first half of 2003. These results are $26,000 less than net income of $397,000 or $.39 per share for the first six months of 2002. The lower net income was primarily attributable to increased expenses in connection with the new Lake Wylie branch, which opened in the third quarter of 2002.

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

For the second quarter of 2003, net interest income was $711,000, an increase of $117,000 or 19.7% from the second quarter of 2002. Most of this growth results from loan growth and increased investment securities during the second quarter of 2003.

For the six months ended June 30, 2003, net interest income was $1,367,000, an increase of $202,000 or 17.3% from the same period in 2002. The yield on average interest earning assets was 5.94% for the six months ended June 30, 2003, compared with 6.50% for the same period in 2002. Average interest earning assets during the 2003 period were $63,542,000, an increase of $6,800,000 from $56,742,000 in the 2002 period. Most of this growth results from continued loan growth and increased investment securities during the second quarter of 2003. The average rate paid for interest bearing liabilities was 1.72% for the 2003 period. Interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the six months ended June 30, 2003 was 4.07%, a decrease of 6 basis points from the 4.13% average interest rate spread experienced for the same period of 2002. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.45% for the six months ended June 30, 2003, a decrease of 6 basis points from the 5.1% for the first six months of 2002. Overall, in the past two years, yields and respective rates are lower as a result of a lowered interest rate environment from interest rate cuts by the Federal Reserve. During 2003, rates and yields have stabilized because there has been only one 25 basis point adjustment by the Federal Reserve.

Provision and Allowance for Loan Losses

Provision for loan losses of $24,000 was made during the second quarter of 2003. Provision for loan losses of $88,000 was made during the second quarter of 2002.

During the first six months of 2003, provision for loan losses of $48,000 was made, compared to $116,000 during the first six months of 2002. At June 30, 2003, the allowance for loan losses was 1.06% of loans, compared with 1.03% of loans at December 31, 2002. During the 2003 six month period, net charge-offs totaled $8,000, compared with net charge-offs of $2,000 during the same period of 2002. As of June 30, 2003, there was $335,000 in nonaccrual loans and $-0- in loans 90 days or more past due and still accruing interest. The nonaccrual loans are collateralized by commercial real estate. As of June 30, 2002 there was $71,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Management believes that the allowance for loan losses is adequate to absorb all estimated losses inherent in the loan portfolio as of June 30, 2003.

Noninterest Income

Noninterest income totaled $176,000 for the second quarter of 2003, compared with $224,000 for the 2002 quarter. The lower noninterest income in 2003 was mostly attributable to a decrease in service charges on deposit accounts. During the first quarter of 2002, Clover Community Bank implemented a new automatic overdraft privilege program under which qualifying deposit customers are granted a pre-arranged overdraft credit limit. As overdrafts are incurred, fees are assessed. The usage of the overdraft privilege product has leveled off since its inception in 2002, and resulted in slightly lower fee income.

Noninterest income totaled $401,000 for the six months ended June 30, 2003, compared with $412,000 for the 2002 period.

There were no realized securities gains or losses in either the 2003 or 2002 periods.

Noninterest Expenses

Noninterest expenses totaled $563,000 for the quarter ended June 30, 2003, compared with $453,000 for 2002. Salaries and employee benefits expenses were $87,000 greater in the 2003 period, resulting primarily from higher expenses related primarily to the hiring of new employees (during the third quarter of 2002) for the Lake Wylie branch. Occupancy and furniture and equipment expenses for 2003 increased by $41,000 compared with 2002, primarily resulting from additional depreciation charges related to the Lake Wylie branch office.

Noninterest expenses totaled $1,158,000 for the six months of 2003, compared with $873,000 for 2002. Salaries and employee benefits expenses were $172,000 greater in 2003, resulting from higher expenses related to the hiring of new employees for the Lake Wylie branch. Occupancy and furniture and equipment expenses for 2003 increased by $76,000 compared with 2002, resulting from additional depreciation charges related to the Lake Wylie branch office. Other expenses for the 2003 period were $37,000 higher than in 2002 primarily due to additional cost from our branch activity.

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


As of June 30, 2003, the ratio of loans to total deposits was 65.7%, compared with 71.3% as of December 31, 2002 and 71.6% as of June 30, 2002. Deposits as of June 30, 2003 were $57,926,000 or 18.9% greater than at December 31, 2002. The significant increase in deposits was primarily attributable to opening of the new Lake Wylie branch.

Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2003, the Bank had issued commitments to extend credit of $11.9 million through various types of lending arrangements. The Bank's management evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Historically many of these commitments expired unused, and the total amount committed as of June 30, 2003 is not necessarily expected to be funded.

Capital Resources

The Company's capital base decreased by $49,000 since December 31, 2002 as the result of net income of $371,000 for the first six months of 2003, less dividends declared totaling $507,000, $63,000 added from the sale of 2,198 shares of common stock under the Company's dividend reinvestment plan, less $79,000 used to repurchase and retire 3,163 shares of common stock, principally from eleemosynary institutions, plus the $103,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

The Bank is subject to regulatory risk-based capital adequacy standards administered by the federal banking agencies. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The June 30, 2003 risk based capital ratios the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                            Total
                                               Tier 1      Capital      Leverage
                                               ------      -------      --------

Clover Community Bank ......................   15. 6%       16.5%        10.2%
Minimum "well-capitalized" requirement .....     6.0%       10.0%         5.0%
Minimum requirement ........................     4.0%        8.0%         3.0%

Recently issued accounting standards

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on the financial condition or operating results of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of the Company.

In June 2003, the American Institute of Certified Public Accountants (AICPA) issued an exposure draft of a proposed Statement of Position (SOP), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to FASB Statement No. 114 and
(2) one or more components of collective loan impairment recognized pursuant to FASB Statement No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft are due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Other  accounting   pronouncements  proposed  or  adopted  by  standard  setting authorities are not expected to have a material effect on the financial statements or financial position of the Company.


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



PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

On April 21, 2003, the Company held its Annual Meeting of Shareholders. The result of the 2003 Annual Meeting of Shareholders is as follows:

The following persons were elected as Directors to serve for a term set forth below with 612,736 shares voted, representing 60.3% of the total voting shares:

                                                                           Term
                                              For         Withheld       (years)
                                              ---         --------       -------

         Charles R. Burrell                 605,254          7,482          1

         David A. Cyphers                   604,454          8,282          1

         Nancy D. Daves                     605,254          7,482          1

         Herbert Kirsh                      605,254          7,482          1

         James H. Owen, Jr.                 605,254          7,482          1

         Gwen M. Thompson                   604,838          7,898          1

         William C. Turner                  605,254          7,482          1

         James C. Young                     605,254          7,482          1

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


                                   CLOVER COMMUNITY BANKSHARES, INC.



August 12, 2003                       /s/Gwen M. Thompson
                                    ------------------------------------------
                                    Gwen M. Thompson
                                    Its President, Chief Executive Officer and
                                    Principal Accounting Officer

I. Gwen M. Thompson, certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


Date: August 12, 2003
                                      s/ Gwen M. Thompson
                                      ------------------------------------------
                                      President and Chief Executive Officer
                                      (Principal accounting officer)

* Pursuant to the instructions to the Certifications, this certification is in the exact form specified by Form 10-QSB. For purposes of items 4, 5 and 6, however, please note that there are no "other certifying officers" because Ms. Thompson is both Chief Financial Officer and Chief Executive Officer of registrant.