Form 10QSB
period 2003-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2003-11-14
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003      Commission File No. 000-24749


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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,013,411 shares outstanding on October 28, 2003.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets ..................................     3
            Consolidated Statements of Income ............................     4
            Consolidated Statements of Changes in Shareholders' Equity ...     5
            Consolidated Statements of Cash Flows ........................     6
            Notes to Unaudited Consolidated Financial Statements .........     7

Item 2.     Management's Discussion and Analysis .........................  8-11
Item 3.     Controls and Procedures ......................................    11

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K .............................    12


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         (Unaudited)
                                                                                                        September 30,   December 31,
                                                                                                             2003           2002
                                                                                                             ----           ----
                                                                                                           (Dollars in thousands)
Assets
       Cash and cash equivalents:
          Cash and due from banks ..................................................................       $ 1,246         $ 3,280
          Interest-bearing deposits in other banks .................................................            20              24
          Federal funds sold .......................................................................        11,983           3,221
                                                                                                           -------         -------
                Total cash and cash equivalents ....................................................        13,249           6,525
                                                                                                           -------         -------

       Investment securities:
           Securities available-for-sale ...........................................................        18,078          16,534
           Nonmarketable equity securities .........................................................           250             250
                                                                                                           -------         -------
                Total investment securities ........................................................        18,328          16,784
                                                                                                           -------         -------

       Loans receivable ............................................................................        39,763          35,061
          Less allowance for loan losses ...........................................................           425             360
                                                                                                           -------         -------
              Loans - net ..........................................................................        39,338          34,701
                                                                                                           -------         -------

       Premises, furniture and equipment, net ......................................................         2,213           2,282
       Accrued interest receivable .................................................................           275             272
       Other assets ................................................................................           314             220
                                                                                                           -------         -------

              Total assets .........................................................................       $73,717         $60,784
                                                                                                           =======         =======

Liabilities
       Deposits:
          Noninterest-bearing ......................................................................       $ 7,167         $ 4,922
          Interest-bearing .........................................................................        54,475          43,769
                                                                                                           -------         -------
              Total deposits .......................................................................        61,642          48,691

       Advances from Federal Home Loan Bank ........................................................         4,000           4,000
       Accrued interest payable ....................................................................           259             203
                                                                                                           -------         -------
              Total liabilities ....................................................................        65,901          52,894
                                                                                                           -------         -------

Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value, 10,000,000 shares authorized; 1,013,411 and
          1,014,581 shares issued and outstanding for 2003 and 2002, respectively ..................            10              10
       Capital surplus .............................................................................         3,433           3,455
       Retained earnings ...........................................................................         4,287           4,230
       Accumulated other comprehensive income ......................................................            86             195
                                                                                                           -------         -------
              Total shareholders' equity ...........................................................         7,816           7,890
                                                                                                           -------         -------

              Total liabilities and shareholders' equity ...........................................       $73,717         $60,784
                                                                                                           =======         =======




     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             (Unaudited)                         (Unaudited)
                                                                          Three Months Ended                  Nine Months Ended
                                                                            September 30,                       September 30,
                                                                            -------------                       -------------
                                                                      2003                2002              2003             2002
                                                                      ----                ----              ----             ----
                                                                       (Dollars in thousands,               (Dollars in thousands,
                                                                        except per share)                    except per share)

Interest income
      Loans, including fees .................................      $       737       $       645       $     2,165       $     1,884
      Securities
         Taxable ............................................               57               145               225               463
         Tax-exempt .........................................               79                55               231               167
      Federal funds sold ....................................               22                16                66                55
      Other investments .....................................                3                 3                 8                10
                                                                   -----------       -----------       -----------       -----------

            Total interest income ...........................              898               864             2,695             2,579
                                                                   -----------       -----------       -----------       -----------

Interest expense
      Time deposits $100 and over ...........................               86                46               265               161
      Other deposits ........................................              112               175               334               571
      Advances from Federal Home Loan Bank ..................               12                20                41                59
                                                                   -----------       -----------       -----------       -----------

            Total interest expense ..........................              210               241               640               791
                                                                   -----------       -----------       -----------       -----------

            Net interest income .............................              688               623             2,055             1,788
                                                                   -----------       -----------       -----------       -----------

Provision for loan losses ...................................               24               199                72               315
                                                                   -----------       -----------       -----------       -----------

            Net interest income after provision .............              664               424             1,983             1,473
                                                                   -----------       -----------       -----------       -----------

Noninterest income
      Service charges on deposit accounts ...................              221               224               618               607
      Credit life insurance commissions .....................                -                (1)                -                 1
      Gains on sale of available for sale securities ........                -               266                 -               273
      Other .................................................               (8)               (7)               (4)               13
                                                                   -----------       -----------       -----------       -----------

            Total noninterest income ........................              213               482               614               894
                                                                   -----------       -----------       -----------       -----------

Noninterest expense
      Salaries and employee benefits ........................              333               265             1,000               760
      Net occupancy expense .................................               33                20                97                59
      Furniture and equipment expense .......................               73                42               202               120
      Other .................................................              165               164               463               425
                                                                   -----------       -----------       -----------       -----------

            Total noninterest expense .......................              604               491             1,762             1,364
                                                                   -----------       -----------       -----------       -----------

            Income before income taxes ......................              273               415               835             1,003

Income tax expense ..........................................               80               137               271               328
                                                                   -----------       -----------       -----------       -----------

            Net income ......................................      $       193       $       278       $       564       $       675
                                                                   ===========       ===========       ===========       ===========

Per share
      Average shares outstanding ............................        1,014,429         1,014,907         1,013,999         1,015,263
      Net income ............................................      $       .19       $       .27       $       .56       $       .66
      Cash dividends declared ...............................      $         -       $         -       $       .50       $       .75

     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                 (Unaudited)
                                                          Common stock
                                                          ------------                                     Accumulated
                                                      Number                                                  other
                                                        of                       Capital      Retained    comprehensive
                                                      shares        Amount       surplus      earnings       income        Total
                                                      ------        ------       -------      --------       ------        -----
                                                                  (Dollars in thousands, except per share)

Balance, January 1, 2002 ........................    1,015,458    $       10   $    3,456    $    4,159    $      211    $    7,836
                                                                                                                         ----------

Comprehensive income:
      Net income ................................            -             -            -           675             -           675
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ...........................            -             -            -             -           211           211
      Reclassification adjustment for
      (gains) or losses realized in income,
      net of income taxes .......................            -             -            -             -          (176)         (176)
                                                                                                                         ----------
              Total comprehensive income ........                                                                                35
                                                                                                                         ----------
                                                                                                                                710
Sales of common stock under
      dividend reinvestment plan ................        3,455             -          107             -             -           107
Repurchase and retirement of common stock .......       (4,001)            -         (100)            -             -          (100)
Cash dividends declared - $.75 per share ........            -             -            -          (761)            -          (761)
                                                    ----------    ----------   ----------    ----------    ----------    ----------

Balance, September 30, 2002 .....................    1,014,912    $       10   $    3,463    $    4,073    $      246    $    7,792
                                                    ==========    ==========   ==========    ==========    ==========    ==========

Balance, January 1, 2003 ........................    1,014,581    $       10   $    3,455    $    4,230    $      195    $    7,890

Comprehensive income:
      Net income ................................            -             -            -           564             -           564
      Change in unrealized holding
         gains and losses on available-
         for-sale securities, net of
         income taxes ...........................            -             -            -             -          (109)         (109)
                                                                                                                         ----------
              Total comprehensive income ........                                                                               455
                                                                                                                         ----------
Sales of common stock under
      dividend reinvestment plan ................        2,198             -           63             -             -            63
Repurchase and retirement of
      common stock ..............................       (3,368)            -          (85)            -             -           (85)
Cash dividends declared - $.50 per share ........            -             -            -          (507)            -          (507)
                                                    ----------    ----------   ----------    ----------    ----------    ----------

Balance, September 30, 2003 .....................    1,013,411    $       10   $    3,433    $    4,287    $       86    $    7,816
                                                    ==========    ==========   ==========    ==========    ==========    ==========









     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                  (Unaudited)
                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                                 -------------
                                                                                                              2003            2002
                                                                                                              ----            ----
                                                                                                            (Dollars in thousands)
Operating activities
       Net income ..................................................................................       $    564        $    675
       Adjustments to reconcile net income to net cash provided by operating activities
          Provision for loan losses ................................................................             72             315
          Depreciation .............................................................................            199              50
          Securities accretion and premium amortization ............................................              3             (12)
          Amortization of net loan fees and costs ..................................................              -             (28)
          Loss on disposal of premises and equipment ...............................................            667               -
          Decrease (increase) in interest receivable ...............................................             (3)             12
          Increase (decrease) in interest payable ..................................................             56            (108)
          Decrease (increase) in other assets ......................................................            (41)             (5)
          Increase (decrease) in other accrued expenses ............................................              -             (22)
          Gain on sales of available-for-sale securities ...........................................              -            (273)
                                                                                                           --------        --------

              Net cash provided by operating activities ............................................          1,517             604
                                                                                                           --------        --------

Investing activities
       Purchases of available-for-sale securities ..................................................         (8,756)         (8,824)
       Maturities of available-for-sale securities .................................................            295           3,124
       Proceeds from sales of available-for-sale securities ........................................          6,752           6,442
       Net increase in loans made to customers .....................................................         (4,709)         (2,866)
       Purchases of premises and equipment .........................................................           (797)           (337)
                                                                                                           --------        --------

              Net cash used for investing activities ...............................................         (7,215)         (2,461)
                                                                                                           --------        --------

Financing activities
       Net increase in demand deposits, interest bearing transaction
          accounts and savings accounts ............................................................         11,487           2,080
       Net increase in certificates of deposit and other time deposits .............................          1,464             897
       Cash dividends paid .........................................................................           (507)           (761)
       Common stock sold under dividend reinvestment plan ..........................................             63             107
       Repurchase and retirement of common stock ...................................................            (85)           (100)
                                                                                                           --------        --------

              Net cash provided by financing activities ............................................         12,422           2,223
                                                                                                           --------        --------

              Increase in cash and cash equivalents ................................................          6,724             366

Cash and cash equivalents, beginning ...............................................................          6,525           6,554
                                                                                                           --------        --------

Cash and cash equivalents, ending ..................................................................       $ 13,249        $  6,920
                                                                                                           ========        ========






     See accompanying notes to unaudited consolidated financial statements.

                        CLOVER COMMUNITY BANKSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank (the "Bank"), are engaged in providing domestic commercial banking services from their headquarters office in Clover, South Carolina and a branch office in Lake Wylie, South Carolina. The Company is a South Carolina corporation and the Bank is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and the Bank operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve System, the FDIC and South Carolina State Board of Financial Institutions. The Company was incorporated on March 4, 1998, pursuant to a plan of reorganization. The Bank was organized in September, 1986, and received its charter and commenced operations on October 1, 1987.

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of the Company reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                       (Unaudited)                  (Unaudited)
                                                                                   Three Months Ended            Nine Months Ended
                                                                                      September 30,                September 30,
                                                                                      -------------                -------------
                                                                                  2003             2002        2003            2002
                                                                                  ----             ----        ----            ----
                                                                                 (Dollars in thousands)       (Dollars in thousands)

Net income .................................................................        $ 193         $ 278         $ 564         $ 675

Other comprehensive income (loss)
      Change in unrealized holding gains and losses
         on available-for-sale securities ..................................         (332)          145          (169)          330
      Income tax expense (benefit) on other comprehensive
         income (loss) .....................................................          120           (52)           60          (119)
      Reclassification adjustment for gains
         realized in income during the period ..............................            -          (266)            -          (273)
      Income tax expense of gains or losses
         realized in income during the period ..............................            -            94             -            97
                                                                                    -----         -----         -----         -----

            Total other comprehensive income (loss) ........................         (212)          (79)         (109)           35
                                                                                    -----         -----         -----         -----

Comprehensive income (loss) ................................................        $ (19)        $ 199         $ 455         $ 710
                                                                                    =====         =====         =====         =====

Statement of Cash Flows - Interest paid on deposits and other borrowings amounted to $640,000 for the nine months ended September 30, 2003. Non-cash investment security valuation adjustments increased available-for-sale securities by $109,000 during the 2003 period, accumulated other comprehensive income decreased by $162,000 and the associated deferred income taxes changed by $53,000.

Nonperforming Loans - As of September 30, 2003, there were $194,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest income. $184,000 of these nonperforming loans are collateralized by real estate and $10,000 are collateralized by vehicles.

Earnings Per Share - Net income per share is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. The Company has no potentially dilutive common shares, stock options or warrants outstanding.

Item 2. - Management's Discussion and Analysis

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. (the "Company") and its wholly-owned subsidiary, Clover Community Bank (the "Bank"). The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company's 2002 Annual Report on Form 10-KSB.

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

Results of Operations

The Company recorded consolidated net income of $193,000 or $.19 per share for the third quarter of 2003. These results are $85,000 lower than net income of $278,000 or $.27 per share for the third quarter of 2002. The decrease is largely attributable to the recognition of a $266,000 gain on sale of available for sale securities in the third quarter of 2002. No such gain was recorded in the 2003 period.

The Company recorded consolidated net income of $564,000 or $.56 per share for the first nine months of 2003. These results are $111,000 less than net income of $675,000 or $.66 per share for the first nine months of 2002. The lower net income was primarily attributable to increased expenses in connection with the new Lake Wylie branch which were partially offset by the increase in net interest income. In addition, there were no realized gains on the sale of available for sale securities in 2003.

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

For the third quarter of 2003, net interest income was $688,000, an increase of $65,000 or 10.4% from the third quarter of 2002. Most of this growth results from loan growth combined with a decrease in interest expense during the third quarter of 2003.

For the nine months ended September 30, 2003, net interest income was $2,055,000, an increase of $267,000 or 14.9% from the same period in 2002. The yield on average interest earning assets was 5.22% for the nine months ended September 30, 2003, compared with 4.22% for the same period in 2002. Average interest earning assets during the 2003 period were $63,057,000, an increase of $6,632,000 from $56,425,000 in the 2002 period. Most of this growth results from continued loan growth and increased investment securities during the third quarter of 2003. The average rate paid for interest bearing liabilities was 1.56% for the 2003 period. Interest rate spread (average yield on interest earning assets less the average rate paid on interest bearing liabilities) for the nine months ended September 30, 2003 was 3.66, an increase of 166 basis points from the 2% average interest rate spread experienced for the same period of 2002. Net yield on earning assets (net interest income divided by average interest earning assets) was 4.27% for the nine months ended September 30, 2003, a decrease of 33 basis points from the 4.60% for the first nine months of 2002. Overall, in the past two years, yields and respective rates are lower as a result of a lower interest rate environment resulting from interest rate cuts by the Federal Reserve. During 2003, rates and yields have stabilized because there has been only one 25 basis point adjustment by the Federal Reserve.

Provision and Allowance for Loan Losses

Provision for loan losses of $24,000 was made during the third quarter of 2003. Provision for loan losses of $199,000 was made during the third quarter of 2002.

During the first nine months of 2003, provision for loan losses of $72,000 was made, compared to $315,000 during the first nine months of 2002. At September 30, 2003, the allowance for loan losses was 1.07% of loans, compared with 1.03% of loans at December 31, 2002. During the 2003 nine month period, net charge-offs totaled $11,000, compared with net charge-offs of $270,000 during the same period of 2002. As of September 30, 2003, there was $194,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. $184,000 of these nonaccrual loans are collateralized by real estate and $10,000 are collateralized by vehicles. As of September 30, 2002 there was $62,000 of nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Management believes that the allowance for loan losses is adequate to absorb all estimated losses inherent in the loan portfolio as of September 30, 2003.

Noninterest Income

Noninterest income totaled $213,000 for the third quarter of 2003, compared with $482,000 for the 2002 quarter. The lower noninterest income in 2003 was mostly attributable to the gain of $266,000 on sale of available for sale securities in 2002. No such gain was recorded in the 2003 period. During the first quarter of 2002, the Bank implemented a new automatic overdraft privilege program under which qualifying deposit customers are granted a pre-arranged overdraft credit limit. As overdrafts are incurred, fees are assessed. The usage of the overdraft privilege product has leveled off since its inception in 2002, and resulted in slightly lower fee income.

Noninterest income totaled $614,000 for the nine months ended September 30, 2003, compared with $894,000 for the 2002 period. The decrease is the result of gains on available for sale securities in 2002.

Noninterest Expense

Noninterest expense totaled $603,000 for the quarter ended September 30, 2003, compared with $491,000 for 2002. Salaries and employee benefits expenses were $68,000 greater in the 2003 period, resulting primarily from higher expenses related to hiring new employees for the Lake Wylie branch. Occupancy and furniture and equipment expenses for 2003 increased by $44,000 compared with 2002, primarily resulting from additional depreciation charges related to the Lake Wylie branch office.

Noninterest expenses totaled $1,762,000 for the nine months of 2003, compared with $1,364,000 for 2002. Salaries and employee benefits expenses were $240,000 greater in 2003, resulting from higher expenses related to the hiring of new employees for the Lake Wylie branch. Occupancy and furniture and equipment expenses for 2003 increased by $120,000 compared with 2002, resulting from additional depreciation charges related to the Lake Wylie branch office. Other expenses for the 2003 period were $38,000 higher than in 2002 primarily due to additional cost from our branch activity.

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


As of September 30, 2003, the ratio of loans to total deposits was 64.5%, compared with 72.0% as of December 31, 2002 and 71.8% as of September 30, 2002. Deposits as of September 30, 2003 were $61,642,000 or 26.6% greater than at December 31, 2002. The significant increase in deposits was primarily attributable to opening of the new Lake Wylie branch.

Management believes that the Company's liquidity sources are adequate to meet its operating needs.

Off Balance Sheet Risk

Through the operations of the Bank, the Company has contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At September 30, 2003, the Bank had issued commitments to extend credit of $11.9 million through various types of lending arrangements. The Bank's management evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on a credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate. Management manages the credit risk on these commitments by subjecting them to normal underwriting and risk management processes. Historically many of these commitments expired unused, and the total amount committed as of September 30, 2003 is not necessarily expected to be funded.

Capital Resources

The Company's capital base decreased by $74,000 since December 31, 2002 as the result of net income of $564,000 for the first nine months of 2003, less dividends declared totaling $507,000, $63,000 added from the sale of 2,000 shares of common stock under the Company's dividend reinvestment plan, less $85,000 used to repurchase and retire 3,000 shares of common stock, principally from eleemosynary institutions, less the $109,000 change in unrealized gains and losses on available-for-sale securities, net of deferred tax effects.

The Company and the Bank are subject to regulatory risk-based capital adequacy standards administered by the federal banking agencies. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Because of its size, the Company's capital adequacy is measured by the Bank's capital adequacy. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

The September 30, 2003 risk based capital ratios the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                               Total
                                                    Tier 1    Capital   Leverage
                                                    ------    -------   --------

Clover Community Bank .........................     15.15%     16.05%     10.01%
Minimum "well-capitalized" requirement ........      6.0%      10.0%       5.0%
Minimum requirement ...........................      4.0%       8.0%       3.0%

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

In June 2003, the American Institute of Certified Public Accountants ("AICPA") issued an exposure draft of a proposed Statement of Position ("SOP"), Allowance for Credit Losses. The proposed SOP addresses the recognition and measurement by creditors of the allowance for credit losses related to all loans, as that term is defined in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. The proposed SOP provides that the allowance for credit losses reported on a creditor's balance sheet should consist only of (1) a component for individual loan impairment recognized and measured pursuant to SFAS No. 114 and (2) one or more components of collective loan impairment recognized pursuant to SFAS No. 5, Accounting for Contingencies, and measured in accordance with the guidance in the proposed SOP. The provisions of the proposed SOP would be effective for financial statements for fiscal years beginning after December 15, 2003, with earlier application permitted. The effect of initially applying the provisions of the proposed SOP would be reported as a change in accounting estimate. Comments on the exposure draft were due by September 19, 2003. The effect on the financial condition or operating results of the Company related to the adoption of this proposed SOP have not been determined, but would most likely be material.

Other  accounting   pronouncements  proposed  or  adopted  by  standard  setting authorities are not expected to have a material effect on the financial statements or financial position of the Company.


ITEM 3.

CONTROLS AND PROCEDURES.

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

No disclosure is required under 17 C.F.R. Section 228.308(c).

PART II - OTHER INFORMATION

Item 6. - Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                    Description
         ---------------                   ----------------------

                31                Rule 13a -14(a) Certifications
                32                Section 1350 Certifications

(b)      Reports on Form 8-K.               None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CLOVER COMMUNITY BANKSHARES, INC.



November 13, 2003                        /s/Gwen M. Thompson
-----------------                        ---------------------------------------
     Date                                 Gwen M. Thompson
                                          Its President, Chief Executive Officer
                                          and Principal Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.
from Item 601 of
Regulation S-B                       Description
---------------                 ----------------------

       31                       Rule 13a -14(a) Certifications
       32                       Section 1350 Certifications