Form 10KSB
period 2003-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2004-03-30
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003     Commission File Number 24749

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

         State issuer's revenues for the most recent fiscal year.  $4,468,488

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 5, 2004, was $7,383,462. (In the absence of any active trading market for the Registrant's common equity, book value is used as a proxy for market value.) As of March 5, 2004, there were 1,012,930 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to the Shareholders for the year ended December 31, 2003 - Part II

     (2) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

          Transitional Small Business  Disclosure Format.
          Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                     Part I                                 Page

Item 1   Description of Business ........................................      2
Item 2   Description of Property ........................................      9
Item 3   Legal Proceedings ..............................................      9
Item 4   Submission of Matters to a Vote of Security Holders ............      9

                                     Part II

Item 5   Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Securities ............      9
Item 6   Management's Discussion and Analysis or Plan of Operation ......     10
Item 7   Financial Statements ...........................................     10
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 8A  Controls and Procedures ........................................     10

                                    Part III

Item 9   Directors and Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     11
Item 10  Executive Compensation .........................................      *
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................      *
Item 12  Certain Relationships and Related Transactions .................      *

                                     Part IV

Item 13  Exhibits and Reports on  Form 8-K ..............................     12
Item 14  Principal Accountant Fees and Services .........................     12

     * Incorporated by reference to the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                                     PART I

                           FORWARD LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of the securities laws. All statements that are not historical facts are "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    The Company's growth and its ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effect of interest rate changes on the level and composition of deposits, loan demand and the value of loan collateral and securities;

     o the effects of competition from other financial institutions operating in the Company's market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with competitors that offer banking products and services by mail, telephone and computer and/or the Internet;

     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and

     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

         The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties, and assumptions, the forward-looking events discussed in this report might not occur.

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

Employees

     At December 31, 2003, the Company employed 31 people.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision gives depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

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

         The Company's and the Bank's December 31, 2003 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2003 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

FDIC Insurance Assessments

         Because the Bank's deposits are insured by the BIF, the Bank is subject to insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. Legislation enacted in 1996 also requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is based on deposit balances and is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Bank

         The Bank is also subject to regulation and examination by the South Carolina State Board. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are also subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are also subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for the Company to offer expanded services to customers in the future, though the Company has not yet determined what the nature of the expanded services might be or when the Company might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than the Company of taking advantage of the opportunity to provide a broader range of services. However, the Company continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Proposed legislation which could significantly affect the business of banking is introduced in Congress from time to time. Management of the Bank cannot predict the future course of such legislative proposals or their impact on the Company and the Bank should they be adopted.

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

Further Information

         Further information about the business of the Company and the Bank is set forth in this Form 10-KSB under Item 6 -"Management's Discussion and Analysis or Plan of Operation."

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at the corner of North Main and Marion Street (124 North Main Street) in Clover, South Carolina, where its offices are located. The building located on the property contains approximately 7,000 square feet. The Bank also owns property adjacent to the Bank building upon which it provides additional parking. The Company also owns in fee simple the real property on which its Lake Wylie office is located. Management of the Company believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

         The information set forth under the caption "Market for Common Stock and Dividends" in the Annual Report to Shareholders for the year ended December 31, 2003 (the "2003 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         During the fourth quarter of 2003, the Company repurchased shares of its common stock as follows:


------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Period                    (a) Total Number of    (b) Average Price       (c) Total Number of    (d) Maximum Number
                          Shares Purchased       Paid per Share          Shares Purchased as    of Shares (or
                                                                         Part of Publicly       Approximate Dollar
                                                                         Announced Plans or     Value) that may yet
                                                                         Programs               be Purchased under
                                                                                                the Plans or Programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
October                            200                 $25.00                3,560                  N/A
November                            40.97              $25.00                3,600.97               N/A
December                           401.46              $25.00                4,001.46               N/A
                                   ------              ------                --------
Total                              642.43              $25.00                4,001.46               N/A


The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 4,000 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. The repurchase plan does not have an expiration date. The remaining 1.46 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.


Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 2003 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2003 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

           None

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

         No disclosure is required under 17 C.F.R. Section 228.308.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)      Age          Position

         Gwen M. Thompson              50           President and Chief
         (1987)                                     Executive Officer Clover
                                                    Community Bank and Clover
                                                    Community Bankshares (since
                                                    August, 2001); Principal
                                                    Accounting Officer (since
                                                    1998); Senior Vice President
                                                    (1989-2001); Corporate
                                                    Secretary (1990-2000)

         Gerald L. Bolin               41           Executive Vice President and
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

         Audit Committee Financial Expert

         The Company's board of directors has determined that the Company does not have an "audit committee financial expert," as that term is defined by Item 401(e) of Regulation S-B promulgated by the Securities and Exchange Commission, serving on its audit committee. The Company's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Company and its management. After reviewing the experience and training of all of the Company's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Company's audit committee. The Company's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Company does not believe that it needs to have an "audit committee financial expert" on its audit committee.


         Code of Ethics

         The Company has adopted a code of ethics (as defined by 17 C.F.R. 228.406) that applies to its principal executive officer and principal financial officer. The Company will provide a copy of the code of ethics, free of charge, to any person upon written request to Gerald L. Bolin, Executive Vice President, Clover Community Bankshares, Inc., 124 North Main Street, Clover, South Carolina 29710.

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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2003

         21                       Subsidiaries of the registrant

         23                       Consent of Elliott Davis, LLC

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications



(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K in the fourth quarter of 2003.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Paid to Independent Auditors" and "--Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/Gwen M. Thompson
Date: March 29, 2004           By:-------------------------------------------
                                   Gwen M. Thompson
                                   Its President, Chief Executive Officer and
                                   Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Charles R. Burrell                        Director                                             March 29, 2004
-----------------------------
(Charles R. Burrell)

s/David A. Cyphers                          Director                                             March 29, 2004
-----------------------------
(David A. Cyphers)

s/Nancy C. Daves                            Director and Corporate Secretary                     March 29, 2004
-----------------------------
(Nancy C. Daves)

s/Herbert Kirsh                             Chairman and Director                                March 29, 2004
-----------------------------
(Herbert Kirsh)

s/James H. Owen, Jr.                        Director                                             March 29, 2004
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          President, Chief Executive Officer,                  March 29, 2004
-----------------------------               Principal Accounting Officer,
(Gwen M. Thompson)                          and Director

s/James C. Young                            Director                                             March 29, 2004
-----------------------------
(James C. Young)


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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2003

         21                       Subsidiaries of the registrant

         23                       Consent of Elliott Davis, LLC

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications