Form 10QSB
period 2004-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2004-05-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004          Commission File No. 000-24749


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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,012,720 shares Outstanding on May 10, 2004.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets .....................................1
              Consolidated Statements of Income ...............................2
              Consolidated Statements of Changes in Shareholders' Equity ......3
              Consolidated Statements of Cash Flows ...........................4
              Notes to Unaudited Consolidated Financial Statements ............5

Item 2.       Management's Discussion and Analysis .........................6-11
Item 3.       Controls and Procedures ........................................11

PART II       OTHER INFORMATION

Item 2.       Changes in Securities and Small Business
                 Issuer Purchases of Equity Securities .......................11
Item 6.       Exhibits and Reports on Form 8-K ...............................11

SIGNATURES ...................................................................12

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,         December 31,
                                                                                                       2004                2003
                                                                                                    (Unaudited)         (Audited)
                                                                                                    -----------         ---------
                                                                                                       (Dollars in thousands)
Assets
       Cash and cash equivalents
          Cash and due from banks ........................................................           $    2,799           $    2,562
          Interest-bearing deposits in other banks .......................................                   10                   15
          Federal funds sold .............................................................                3,130                3,371
                                                                                                     ----------           ----------
               Total cash and cash equivalents ...........................................                5,939                5,948
                                                                                                     ----------           ----------

       Investment securities:
           Securities available-for-sale .................................................               16,632               18,398
           Nonmarketable equity securities ...............................................                  257                  250
                                                                                                     ----------           ----------
                Total investment securities ..............................................               16,889               18,648
                                                                                                     ----------           ----------

       Loans receivable ..................................................................               48,650               43,788
          Less allowance for loan losses .................................................                  472                  450
                                                                                                     ----------           ----------
              Loans - net ................................................................               48,178               43,338
                                                                                                     ----------           ----------

       Premises, furniture and equipment, net ............................................                2,293                2,308
       Accrued interest receivable .......................................................                  298                  322
       Other assets ......................................................................                  290                  361
                                                                                                     ----------           ----------

              Total assets ...............................................................           $   73,887           $   70,925
                                                                                                     ==========           ==========

Liabilities
       Deposits
          Noninterest-bearing ............................................................           $    8,257           $    9,349
          Interest-bearing ...............................................................               57,367               53,323
                                                                                                     ----------           ----------
              Total deposits .............................................................               65,624               62,672
       Accrued interest payable ..........................................................                  157                  202
       Other liabilities .................................................................                  119                   13
                                                                                                     ----------           ----------
              Total liabilities ..........................................................               65,900               62,887
                                                                                                     ----------           ----------

Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value,  10,000,000 shares  authorized; 1,012,720 and 1,012,779 shares issued and outstanding for 2004 and
          2003, respectively .............................................................                   10                   10
       Capital surplus ...................................................................                3,423                3,417
       Retained earnings .................................................................                4,325                4,489
       Accumulated other comprehensive income ............................................                  229                  122
                                                                                                     ----------           ----------
              Total shareholders' equity .................................................                7,987                8,038
                                                                                                     ----------           ----------

              Total liabilities and shareholders' equity .................................           $   73,887           $   70,925
                                                                                                     ==========           ==========


     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)
                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                                         Three months ended
                                                                                                              March 31,
                                                                                                             (Unaudited)
                                                                                                             -----------
                                                                                                     2004                   2003
                                                                                                     ----                   ----
                                                                                                       (Dollars in thousands,
                                                                                                         except per share)
Interest income
       Loans, including fees .....................................................               $      826               $      692
       Securities
          Taxable ................................................................                      107                       87
          Tax-exempt .............................................................                       53                       73
       Federal funds sold ........................................................                        7                       20
       Other investments .........................................................                        2                        3
                                                                                                 ----------               ----------
              Total interest income ..............................................                      995                      875
                                                                                                 ----------               ----------

Interest expense
       Time deposits $100,000 and over ...........................................                       53                       47
       Other deposits ............................................................                      130                      153
       Other borrowings ..........................................................                        -                       14
                                                                                                 ----------               ----------
              Total interest expense .............................................                      183                      214
                                                                                                 ----------               ----------

              Net interest income ................................................                      812                      661

Provision for loan losses ........................................................                       26                       24
                                                                                                 ----------               ----------

              Net interest income after provision ................................                      786                      637
                                                                                                 ----------               ----------

Noninterest income
       Service charges on deposit accounts .......................................                      215                      204
       Other income ..............................................................                       24                       21
                                                                                                 ----------               ----------
              Total other income .................................................                      239                      225
                                                                                                 ----------               ----------

Noninterest expenses
       Salaries and employee benefits ............................................                      385                      335
       Net occupancy expense .....................................................                      114                       97
       Postage and supplies ......................................................                       28                       23
       ATM and debit card processing .............................................                       19                       16
       Audit and accounting ......................................................                       18                       11
       Other expenses ............................................................                      108                      120
                                                                                                 ----------               ----------
              Total other expenses ...............................................                      672                      602
                                                                                                 ----------               ----------

              Income before income taxes .........................................                      353                      260

Income tax  expense ..............................................................                      112                       81
                                                                                                 ----------               ----------

              Net income .........................................................               $      241               $      179
                                                                                                 ==========               ==========

Per share
       Average shares outstanding ................................................                1,013,202                1,014,620
       Net income ................................................................               $     0.24               $     0.18
       Cash dividends declared ...................................................                     0.40                     0.50

     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                            Common stock
                                                            ------------                                     Accumulated
                                                      Number                                                    other
                                                        Of                        Capital      Retained     comprehensive
                                                      Shares         Amount       surplus      earnings        income         Total
                                                      ------         ------       -------      --------        ------         -----
                                                                                 (In thousands, except shares)
Balance, January 1, 2003 .......................    1,014,581    $       10    $    3,455    $    4,230    $      195    $    7,890
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           179             -           179
      Change in unrealized holding
         gains on available-for-sale
         securities, net of
         income taxes ..........................            -             -             -             -           246           246
                                                                                                                         ----------

            Total comprehensive income .........                                                                                 425
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............         2,198           -             63             -             -            63

Repurchase and retirement of
      common stock .............................       (2,723)           -            (69)            -             -           (69)

Cash dividends declared - $.50
  per Share ....................................            -             -             -          (507)            -          (507)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, March 31, 2003 ........................    1,014,056    $       10    $    3,449    $    3,902    $      441    $    7,802
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Balance, January 1, 2004 .......................    1,012,779    $       10    $    3,417    $    4,489    $      122    $    8,038

Comprehensive income:
      Net income ...............................            -             -             -           241             -           241
      Change in unrealized holding
         gains on available-for-sale
         securities, net of income taxes .......            -             -             -             -           107           107
                                                                                                                         ----------

           Total comprehensive income ..........                                                                                348
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        1,561             -            46             -             -            46
Repurchase and retirement of
      common stock .............................       (1,620)            -           (40)            -             -           (40)
Cash dividends declared - $.40 per Share .......            -             -             -          (405)            -          (405)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, March 31, 2004 ........................    1,012,720    $       10    $    3,423    $    4,325    $      229    $    7,987
                                                   ==========    ==========    ==========    ==========    ==========    ==========










     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Three Months Ended
                                                                                                               March 31,
                                                                                                              (Unaudited)
                                                                                                              -----------
                                                                                                         2004              2003
                                                                                                         ----              ----
                                                                                                         (Dollars in thousands)
Operating activities
      Net income .............................................................................          $    241           $    179
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ...........................................................                26                 24
         Depreciation and amortization .......................................................                77                 40
         Securities accretion ................................................................                (8)                (7)
         Amortization of net loan fees .......................................................               (18)                (4)
         Decrease in interest receivable .....................................................                24                  2
         (Decrease) increase in interest payable .............................................               (45)                 1
         Decrease in prepaid expenses and other assets .......................................                44                 34
         Increase in other accrued expenses and other liabilities
                                                                                                             106                 16
                                                                                                        --------           --------

             Net cash provided by operating activities
                                                                                                             447                285
                                                                                                        --------           --------

Investing activities
      Purchases of available-for-sale securities .............................................                 -             (1,287)
      Purchases of other investments .........................................................                (7)                 -
      Maturities and calls of available-for-sale securities
      Proceeds from principal prepayments on investment securities ...........................             1,085                462

                                                                                                             814                  -
      Net increase in loans made to customers ................................................            (4,866)              (423)
      Purchases of premises and equipment ....................................................               (35)               (30)
                                                                                                        --------           --------

             Net cash used for investing activities ..........................................            (3,009)            (1,278)
                                                                                                        --------           --------

Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .......................................................             1,092              3,613
      Net increase in certificates of deposit and other time deposits ........................             1,860              6,130
      Cash dividends declared ................................................................              (405)              (507)
      Common stock sold under dividend reinvestment plan .....................................                46                 63
      Repurchase and retirement of common stock ..............................................               (40)               (69)
                                                                                                        --------           --------

             Net cash provided by financing activities .......................................             2,553              9,230
                                                                                                        --------           --------

             Increase (decrease) in cash and cash equivalents ................................                (9)             8,237

Cash and cash equivalents, beginning .........................................................             5,948              6,525
                                                                                                        --------           --------

Cash and cash equivalents, ending ............................................................          $  5,939           $ 14,762
                                                                                                        ========           ========
Cash paid for:
      Interest ...............................................................................          $    228           $    213
      Income taxes ...........................................................................          $      -           $     80




     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION

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

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                              Three Months Ended
                                                                                                                   March 31,
                                                                                                                  (Unaudited)
                                                                                                                  -----------
                                                                                                             2004              2003
                                                                                                             ----              ----
                                                                                                             (Dollars in thousands)

Net income ...............................................................................                 $241                 $179
                                                                                                           ----                 ----

Other comprehensive income
      Change in unrealized holding gains on
           available-for-sale securities .................................................                  235                  357
      Income tax expense on other comprehensive income ...................................                  128                  111
                                                                                                           ----                 ----

                 Total other comprehensive income ........................................                  107                  246
                                                                                                           ----                 ----

Comprehensive income .....................................................................                 $348                 $425
                                                                                                           ====                 ====


Earnings Per Share - Net income per share is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding during the period. The Company has no potentially dilutive common shares, stock options or warrants outstanding.

Part I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. and its wholly-owned subsidiary, Clover Community Bank. The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company's 2003 Annual Report on Form 10-KSB.

Forward-Looking Statements

Statements included in Management's Discussion and Analysis which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs, adequacy of the allowance for loan losses, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's financial statements. The significant accounting policies of the Company are described in the notes to the consolidated financial statements and in the Company's 2003 Annual Report on Form 10-KSB.

Certain accounting policies involve significant judgments and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Loan Portfolio and Allowance for Loan Losses" in this report and the sections "Provision for Loan Losses" and "Allowance for Loan Losses" and Note A to the consolidated financial statements in the Company's Annual Report on Form 10-KSB for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Results of Operations for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003:

The Company recorded consolidated net income of $241,000 or $.24 per share for the first quarter of 2004 compared to $179,000 or $.18 per share for the first quarter of 2003, primarily a result of an increase in loan volume and higher annualized yields on loans and investments as well as lower cost of funds compared to the same period last year.

Net Interest Income

Net interest income is the amount of interest income earned on interest-earning assets (loans, securities, interest-bearing deposits in other banks, federal funds sold and other investments), less the interest expense incurred on interest-bearing liabilities (interest-bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest-earning assets and interest-bearing liabilities and the relative funding of these assets.

Part I - FINANCIAL INFORMATION

For the first quarter of 2004, net interest income was $812,000, an increase of $151,000 or 22.8% from the first quarter of 2003. The average annualized yield on average interest-earning assets was 6.10% for the first quarter of 2004, compared to 5.94% for the first quarter of 2003. Average interest-earning assets during the 2004 period were $65,207,000, an increase of $6.7 million or 11.5% over the comparable period of 2003, and the growth was primarily in the loan portfolio, which is the Company's highest earning asset. The annualized rate paid on average interest-bearing liabilities was 1.32% for the 2004 period, and 1.73% for the 2003 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the first quarter of 2004 was 4.78%, an increase of 57 basis points from the 4.21% average interest rate spread experienced for the same period of 2003. Annualized net yield on earning assets (net interest income divided by average interest-earning assets) was 4.98% for the first quarter of 2004, an increase of 50 basis points from the 4.48% for the first three months of 2003.

Loan Loss Provision

The provision for loan losses totaled $26,000 for the first quarter of 2004 compared to $24,000 for the same period in 2003. For the three months ended March 31, 2004, net charge-offs totaled $3,651compared to net charge-offs of $-0- during the same period of 2003.

Noninterest Income

Noninterest income totaled $239,000 for the first quarter of 2004, compared to $225,000 for the first quarter of 2003. Service charges on deposit accounts increased $11,000, primarily due to an increase in ATM and check card usage, which provided additional fee income, and a general increase in deposit accounts. There were no realized securities gains or losses in either the 2004 or 2003 periods.

Noninterest Expenses

Noninterest expenses totaled $672,000 for the first quarter of 2004, compared to $602,000 for the same period in 2003, for a 12% increase. Salaries and employee benefits expenses increased $50,000, resulting primarily from the hiring of a commercial lender in the fourth quarter of 2003 and salary adjustments. Net occupancy expense for 2004 increased $17,000, primarily resulting from increases in property taxes and insurance and depreciation expense on computer equipment. Other expenses decreased $12,000, resulting primarily from a scheduled decrease in overdraft protection product fees payable to a third-party provider pursuant to provisions of a three-year contract.

Balance Sheet Review

Total consolidated assets increased $3.0 million from $70.9 million at December 31, 2003 to $73.9 million at March 31, 2004. This 4% increase in assets was funded entirely by growth of $3.0 million in deposits, which totaled $65.6 million at March 31, 2004. Net loans grew $4.8 million from $43.3 million at December 31, 2003 to $48.2 million at March 31, 2004. Investment securities decreased $1.7 million, from $18.6 million at December 31, 2003 to $16.9 million at March 31, 2004. There were no purchases or sales of investment securities during the first quarter of 2004. Bonds totaling $1 million were called during the first quarter of 2004 and principal prepayments on securities accounted for the balance of the decrease.

Loan Portfolio and Allowance for Loan Losses

Outstanding loans represented the largest component of earning assets as of March 31, 2004 at $48.7 million or 70.8% of total earning assets, compared to 66.5% at December 31, 2003. Gross loans increased 11% from December 31, 2003.

Part I - FINANCIAL INFORMATION

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                                   March 31, 2004       December 31,
                                                                                                        2004                 2003
                                                                                                        ----                 ----
                                                                                                          (Dollars in thousands)

Commercial ................................................................................            $ 15,365             $ 12,114
Real Estate - 1-4 Family ..................................................................              14,146               13,023
Real Estate - Construction ................................................................               5,461                3,553
Real Estate - Farmland ....................................................................               1,224                1,259
Real Estate - Commercial ..................................................................               8,539                9,401
Consumer and installment loans ............................................................               3,915                4,438
                                                                                                       --------             --------

                                                                                                       $ 48,650             $ 43,788
                                                                                                       ========             ========

Allowance for loan losses, December 31, 2003 ..............................................            $    450
Provision .................................................................................                  26
(Charge-offs) recoveries ..................................................................                  (4)
                                                                                                       --------

Allowance for loan losses, March 31, 2004 .................................................            $    472
                                                                                                       ========

Allowance for loan losses to loans outstanding, December 31, 2003 .........................                1.03%
Allowance for loan losses to loans outstanding, March 31, 2004 ............................                 .97%

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was .97% of gross loans at March 31, 2004 compared to 1.03% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb all estimated future risk of loss inherent in the loan portfolio as of March 31, 2004.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of March 31, 2004, there was $133,293 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2003 there was $61,868 in nonaccrual loans and $335,000 in loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $1.7 million at March 31, 2004.

Investment Portfolio

Investment securities represented 24.6% and 28.3% of earning assets at March 31, 2004 and December 31, 2003, respectively. Investment securities decreased 9% from December 31, 2003. From December 31, 2003 to March 31, 2004, $1 million in bonds were called. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of $50,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of $206,800 in the Federal Home Loan Bank.

Part I - FINANCIAL INFORMATION

The following is a table of available-for-sale investment securities by type at March 31, 2004 and December 31, 2003:

                                                          March 31, December 31,
                                                            2004         2003
                                                            ----         ----
                                                          (Dollars in thousands)

U. S.  Government sponsored agencies .............        $ 2,002        $ 2,994
Agency mortgage-backed securities ................          9,136          9,900
Municipals .......................................          5,494          5,504
                                                          -------        -------

Total ............................................        $16,632        $18,398
                                                          =======        =======

Deposits

Average balances within the major deposit categories as of March 31, 2004 and December 31, 2003 were as follows:

                                                      March 31,     December 31,
                                                        2004            2003
                                                        ----            ----
                                                      (Dollars  in thousands)

Non-interest-bearing demand deposits ...............   $ 7,981        $ 8,155
Interest-bearing transaction accounts ..............    21,779         23,441
Savings deposits ...................................     7,473          7,240
Time deposits less than $100,000 ...................    15,447         16,214
Time deposits of $100,000 or more ..................    10,585          9,321
                                                       -------        -------

                                                       $63,265        $64,371
                                                       =======        =======


Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. The
Company must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.

At March 31, 2004, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $5.9 million and represented 8.0% of total assets. Investment securities available-for-sale totaled $16.6 million, and represented 22.5% of total assets. Unpledged investment securities classified as available-for-sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 94.0% of the Company's investment portfolio was unpledged at March 31, 2004. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at March 31, 2004 was 74.1% and 69.9% at December 31, 2003. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $2.4 million and, as a member of the Federal Home Loan Bank (the "FHLB"), can borrow under an FHLB facility. At March 31, 2004, the Company had approximately $10.3 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Capital Adequacy

Shareholders' equity at March 31, 2004 was $7,987,000 compared to $8,038,000 at December 31, 2003. Components of this decrease of $51,000 included first quarter

Part I - FINANCIAL INFORMATION

2004 net income of $241,000, less dividends declared of $405,000, an increase of $46,000 from the sale of common stock under the Company's dividend reinvestment plan, less the repurchase and retirement of $40,000 of common stock, plus the $107,000 change in unrealized gains on available-for-sale securities, net of deferred tax effects.

The Company and its banking subsidiary (the "Bank") are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution falls below certain levels, increasingly stringent regulatory corrective actions are mandated. Capital adequacy guidelines for bank holding companies with less than $150 million in consolidated assets are applied on a bank only basis.

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital generally consists of the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at March 31, 2004.

The March 31, 2004 risk based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:

                                                                         Total
                                              Tier 1       Capital      Leverage
                                              ------       -------      --------

Clover Community Bank                          12.8%        13.7%          10.1%
Minimum "well-capitalized" requirement          6.0%        10.0%           5.0%
Minimum requirement                             4.0%         8.0%           3.0%


Off-Balance Sheet Arrangements

In the ordinary course of business, the Bank is a party to various contractual commitments not reflected on the balance sheet. These instruments represent unfunded commitments, not outstanding balances. Therefore, the risk associated with these financial instruments is referred to as "off-balance sheet risk." Financial instruments with off-balance sheet risk include 1) commitments to extend credit and 2) standby letters of credit. Both involve elements of credit and interest rate risk not reflected on the balance sheet. The Bank uses the same credit and collateral policies in making these commitments as it does for on-balance sheet instruments.

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have predetermined variable or fixed interest rates and fixed expiration dates. At March 31, 2004, commitments to extend credit totaled approximately $13.0 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $5.7 million of the Bank's total commitments had expiration dates of one year or less at March 31, 2004. Commitments expiring after one year through five years totaled approximately $3.6 million and commitments expiring after five years approximated $3.7 million. At March 31, 2004, the Bank had no outstanding standby letters of credit.

Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity Management" above, management believes that the Company has adequate sources of liquidity to meet these obligations should the need arise. The Company is not involved in any other off-balance sheet contractual relationships or transactions, which could result in liquidity needs or significantly impact earnings nor does the Company have unconsolidated related entities.

Part I - FINANCIAL INFORMATION

Impact of Inflation

The assets and liabilities of financial institutions are primarily monetary in nature. Therefore, interest rates have a more significant effect on our performance than do the effects of changes in the general rate of inflation and changing prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The Company seeks to manage the relationships between interest-sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those which may result from inflation.

Item 3.  Controls and Procedures

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

No disclosure is required under 17 C.F.R. Section 228.308(c).

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

   During the first quarter of 2004, the Company repurchased shares of its common stock as follows:

                                                                                (c) Total Number of
                                                                                 Shares Purchased       (d) Maximum Number of
                                                                                    as Part of         Shares (or Approximate
                               (a) Total Number                                      Publicly          Dollar Value) that may
                                      of             (b) Average Price Paid       Announced Plans      yet be Purchased under
          Period               Shares Purchased             per Share              or Programs           the Plans or Programs
                               ----------------             ---------              -----------          ---------------------
January .....................           -                     0.00                   4,001.46                      N/A
February ....................           -                     0.00                   4,001.46                      N/A
March .......................   1,620.243                    25.00                  5,621.703                      N/A
                                ---------                    -----                  ---------

Total .......................   1,620.243                    25.00                  5,621.703                      N/A

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 5,620 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. The repurchase plan does not have an expiration date. The remaining 1.703 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B                 Description
         ---------------               ----------------------

           31                           Rule 13a -14(a) Certifications
           32                           18 U.S.C. Section 1350 Certifications

(b)      Reports on Form 8-K.           None.

PART II - OTHER INFORMATION

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CLOVER COMMUNITY BANKSHARES, INC.

Date:  May 10, 2004                        /s/  Gwen M. Thompson
                                           ---------------------
                                           Gwen M. Thompson
                                           President, Chief Executive
                                           Officer and Principal
                                           Accounting Officer

                                  Exhibit Index



   Exhibit 31   Certifications of Chief Executive Officer pursuant to 13a-14(a)

   Exhibit 32   Certifications pursuant to 18 U.S.C. Section 1350