Form 10QSB
period 2004-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2004-08-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 2004 Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      South Carolina                                       58-2381062
      --------------                                       ----------
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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,012,462 shares outstanding on August 10, 2004.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                                                          Page
PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets ..............................................................     1
              Consolidated Statements of Income ........................................................     2
              Consolidated Statements of Changes in Shareholders' Equity ...............................     3
              Consolidated Statements of Cash Flows ....................................................     4
              Notes to Unaudited Consolidated Financial Statements .....................................     5

Item 2.       Management's Discussion and Analysis .....................................................  6-12
Item 3.       Controls and Procedures ..................................................................    12

PART II       OTHER INFORMATION

Item 2.       Changes in Securities and Small Business Issuer Purchases of Equity Securities ...........    12
Item 4.       Submission of Matters to a Vote of Security Holders ......................................    13
Item 6.       Exhibits and Reports on Form 8-K .........................................................    13

SIGNATURES .............................................................................................    14

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,           December 31,
                                                                                                       2004                 2003
                                                                                                    (Unaudited)          (Audited)
                                                                                                    -----------          ---------
                                                                                                         (Dollars in thousands)
Assets
       Cash and cash equivalents
          Cash and due from banks .......................................................          $     3,057           $     2,562
          Interest-bearing deposits in other banks ......................................                   12                    15
          Federal funds sold ............................................................                3,819                 3,371
                                                                                                   -----------           -----------
               Total cash and cash equivalents ..........................................                6,888                 5,948
                                                                                                   -----------           -----------
       Investment securities:
           Securities available-for-sale ................................................               14,814                18,398
           Nonmarketable equity securities ..............................................                  257                   250
                                                                                                   -----------           -----------
                Total investment securities .............................................               15,071                18,648
                                                                                                   -----------           -----------
       Loans receivable .................................................................               52,281                43,788
          Less allowance for loan losses ................................................                  497                   450
                                                                                                   -----------           -----------
              Loans - net ...............................................................               51,784                43,338
                                                                                                   -----------           -----------
       Premises, furniture and equipment, net ...........................................                2,293                 2,308
       Accrued interest receivable ......................................................                  334                   322
       Other assets .....................................................................                  343                   361
                                                                                                   -----------           -----------
              Total assets ..............................................................          $    76,713           $    70,925
                                                                                                   ===========           ===========
Liabilities
       Deposits
          Noninterest-bearing ...........................................................          $    10,864           $     9,349
          Interest-bearing ..............................................................               57,704                53,323
                                                                                                   -----------           -----------
              Total deposits ............................................................               68,568                62,672
       Accrued interest payable .........................................................                  184                   202
       Other liabilities ................................................................                   56                    13
                                                                                                   -----------           -----------
              Total liabilities .........................................................               68,808                62,887
                                                                                                   -----------           -----------
Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value, 10,000,000 shares  authorized; 1,012,462
          and 1,012,779 shares issued and outstanding for 2004 and 2003, respectively ...                   10                    10
       Capital surplus ..................................................................                3,417                 3,417
       Retained earnings ................................................................                4,584                 4,489
       Accumulated other comprehensive income (loss) ....................................                 (106)                  122
                                                                                                   -----------           -----------
              Total shareholders' equity ................................................                7,905                 8,038
                                                                                                   -----------           -----------
              Total liabilities and shareholders' equity ................................          $    76,713           $    70,925
                                                                                                   ===========           ===========





     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
                                                                     Six months        Six months    Three months     Three months
                                                                        Ended            ended           Ended            ended
                                                                    June 30, 2004    June 30, 2003   June 30, 2004    June 30, 2003
                                                                    -------------    -------------   -------------    -------------
                                                                         (Dollars in thousands,         (Dollars in thousands,
                                                                            except per share)              except per share)
                                                                            -----------------              -----------------
Interest income
      Loans, including fees ....................................       $    1,730       $    1,428       $      904       $      743
      Securities
         Taxable ...............................................              189              168               81               81
         Tax-exempt ............................................              105              152               52               79
      Federal funds sold .......................................               16               44               10               24
      Other investments ........................................                4                5                2                2
                                                                       ----------       ----------       ----------       ----------
             Total interest income .............................            2,044            1,797            1,049              929
                                                                       ----------       ----------       ----------       ----------
Interest expense
      Time deposits $100 and over ..............................              105              179               52              132
      Other deposits ...........................................              259              222              129               69
      Other borrowings .........................................                -               29                -               15
                                                                       ----------       ----------       ----------       ----------
            Total interest expense .............................              364              430              181              216
                                                                       ----------       ----------       ----------       ----------
            Net interest income ................................            1,680            1,367              868              713
Provision for loan losses ......................................               56               48               30               24
                                                                       ----------       ----------       ----------       ----------
            Net interest income after provision ................            1,624            1,319              838              689
                                                                       ----------       ----------       ----------       ----------
Noninterest income
      Service charges on deposit accounts ......................              441              426              226              222
      Other income .............................................               38               29               14                8
                                                                       ----------       ----------       ----------       ----------
            Total other income .................................              479              455              240              230
                                                                       ----------       ----------       ----------       ----------
Noninterest expenses
      Salaries and employee benefits ...........................              784              667              399              339
      Net occupancy and equipment expense ......................              227              193              113               96
      Printing, postage and supplies ...........................               67               59               39               30
      ATM and debit card processing ............................               40               29               20               13
      Audit and accounting .....................................               25               22                7               11
      Other expenses ...........................................              233              242              126              128
                                                                       ----------       ----------       ----------       ----------
            Total other expenses ...............................            1,376            1,212              704              617
                                                                       ----------       ----------       ----------       ----------
            Income before income taxes .........................              727              562              374              302
                                                                       ----------       ----------       ----------       ----------
Income tax  expense ............................................              227              191              115              110
                                                                       ----------       ----------       ----------       ----------
               Net income ......................................       $      500       $      371       $      259       $      192
                                                                       ==========       ==========       ==========       ==========
Per share
      Average shares outstanding ...............................        1,012,755        1,014,117        1,012,506        1,014,620
      Net income ...............................................       $     0.49       $     0.37       $     0.26       $     0.19
      Cash dividends declared ..................................             0.40             0.50                -                -

     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                         Common stock
                                                         ------------                                      Accumulated
                                                     Number                                                   other
                                                       Of                        Capital      Retained    comprehensive
                                                     Shares         Amount       surplus      earnings    income (loss)    Total
                                                     ------         ------       -------      --------    -------------    -----
                                                                                (In thousands, except shares)

Balance, January 1, 2003 .......................    1,014,581    $       10    $    3,455    $    4,230    $      195    $    7,890
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           371             -           371
      Change in unrealized holding
         gains on available-for-sale
         securities, net of
         income taxes ..........................            -             -             -             -           103           103
                                                                                                                         ----------

            Total comprehensive income .........                                                                                474
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        2,198             -            63             -             -            63

Repurchase and retirement of
      common stock .............................       (3,163)            -           (79)            -             -           (79)

Cash dividends declared - $.50 per
      Share ....................................            -             -             -          (507)            -          (507)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2003 .........................    1,013,616    $       10    $    3,439    $    4,094    $      298    $    7,841
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Balance, January 1, 2004 .......................    1,012,779    $       10    $    3,417    $    4,489    $      122    $    8,038

Comprehensive income:
      Net income ...............................            -             -             -           500             -           500
      Change in unrealized holding
         losses on available-for-sale
         securities, net of
         income tax benefit ....................            -             -             -             -          (228)         (228)
                                                                                                                         ----------

           Total comprehensive income ..........                                                                                272
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        1,561             -            46             -             -            46
Repurchase and retirement of
      common stock .............................       (1,878)            -           (46)            -             -           (46)
Cash dividends declared - $.40 per
      Share ....................................            -             -             -          (405)            -          (405)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2004 .........................    1,012,462    $       10    $    3,417    $    4,584    $     (106)   $    7,905
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                               (Unaudited)
                                                                                                           2004              2003
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
      Net income .............................................................................          $    500           $    371
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ...........................................................                56                 48
         Depreciation and amortization .......................................................               159                127
         Net securities amortization (accretion) .............................................                15                 (3)
         (Increase) decrease in interest receivable ..........................................               (12)               (46)
         Increase (decrease) in interest payable .............................................               (18)                49
         (Increase) decrease in prepaid expenses and other assets ............................               (38)               (80)
         Increase in other accrued expenses and other liabilities ............................                43                 92
                                                                                                        --------           --------

             Net cash provided by operating activities .......................................               705                558
                                                                                                        --------           --------

Investing activities
      Purchases of available-for-sale securities .............................................                 -             (5,693)
      Purchases of other investments .........................................................                (7)                 -
      Maturities and calls of available-for-sale securities ..................................             1,205                945
      Proceeds from principal prepayments on investment securities ...........................             2,136              4,006
      Net increase in loans made to customers ................................................            (8,502)            (3,005)
      Purchases of premises and equipment ....................................................               (88)              (788)
                                                                                                        --------           --------

             Net cash used for investing activities ..........................................            (5,256)            (4,535)
                                                                                                        --------           --------

Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .......................................................             4,837              8,064
      Net increase in certificates of deposit and other time deposits ........................             1,059              1,171
      Cash dividends declared ................................................................              (405)              (507)
      Common stock sold under dividend reinvestment plan .....................................                46                 63
      Repurchase and retirement of common stock ..............................................               (46)               (79)
                                                                                                        --------           --------

             Net cash provided by financing activities .......................................             5,491              8,712
                                                                                                        --------           --------

             Increase in cash and cash equivalents ...........................................               940              4,735

Cash and cash equivalents, beginning .........................................................             5,948              6,525
                                                                                                        --------           --------

Cash and cash equivalents, ending ............................................................          $  6,888           $ 11,260
                                                                                                        ========           ========
Cash paid for:
      Interest ...............................................................................          $    382           $    380
      Income taxes ...........................................................................          $      -           $    187


     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION

                        CLOVER COMMUNITY BANKSHARES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Organization - Clover Community Bankshares, Inc. (the "Company"), a bank holding company, and its wholly-owned subsidiary, Clover Community Bank, are engaged in providing domestic commercial banking services from their headquarters office in Clover, South Carolina and a branch office in Lake Wylie, South Carolina. The Company is a South Carolina corporation and its banking subsidiary is a state chartered commercial bank with its deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). Therefore, the Company and its subsidiary operate under the supervision, rules and regulations of the Board of Governors of the Federal Reserve System, the FDIC and South Carolina State Board of Financial Institutions. The holding company was incorporated on March 4, 1998, pursuant to a plan of reorganization. Clover Community Bank was organized in September 1986, and received its charter and commenced operations on October 1, 1987.

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                    Six months      Six months    Three months     Three months
                                                                      ended           ended           ended           ended
                                                                  June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                                                  -------------   -------------   -------------   -------------
                                                                      (Dollars in thousands)         (Dollars in thousands)

Net income ....................................................       $ 500           $ 371          $ 259           $ 192
                                                                      -----           -----          -----           -----
Other Comprehensive income (loss):
      Change in unrealized holding gains
         (losses) on available-for-sale securities ............        (356)            163           (522)           (194)
      Income tax expense (benefit)
      on other comprehensive income (loss) ....................        (128)             60           (187)            (51)
                                                                      -----           -----          -----           -----
            Total other comprehensive  income (loss) ..........        (228)            103           (335)           (143)
                                                                      -----           -----          -----           -----
Comprehensive income (loss) ...................................       $ 272           $ 474          $ (76)          $  49
                                                                      =====           =====          =====           =====

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

Results of Operations for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003:

The Company recorded consolidated net income of $259,000 or $.26 per share for the second quarter of 2004 compared to $192,000 or $.19 per share for the second quarter of 2003. This 35% improvement in net income was primarily a result of an increase in loan volume and related interest income as well as lower cost of deposits compared to the same period last year.

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

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the second quarter of 2004, net interest income was $868,000, an increase of $155,000 or 22% from the second quarter of 2003. The annualized yield on average interest-earning assets was 6.07% for the second quarter of 2004, compared to 6.11% for the second quarter of 2003. Average interest-earning assets during the 2004 period were $69,134,000, an increase of $8.8 million or 15% over the comparable period of 2003, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.24% for the 2004 period, and 1.60% for the 2003 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the second quarter of 2004 was 4.83%, an increase of 32 basis points from the 4.51% average interest rate spread experienced for the same period of 2003. Net yield on earning assets (net interest income divided by average interest-earning assets) was 5.02% for the second quarter of 2004, an increase of 33 basis points from the 4.69% for the second quarter of 2003.

Loan Loss Provision

The provision for loan losses totaled $30,000 for the second quarter of 2004 compared to $24,000 for the same period in 2003. For the three months ended June 30, 2004, net charge-offs on loans, overdraft lines and overdrawn deposit accounts totaled $4,799 compared to net charge-offs of $8,000 during the same period of 2003.

Noninterest Income

Noninterest income totaled $240,000 for the second quarter of 2004, compared to $230,000 for the second quarter of 2003. Service charges on deposit accounts increased $4,000, primarily due to an increase in ATM and check card usage, which provided additional fee income, as well as a general increase in deposit accounts. Other income increased $6,000, primarily as a result of an increase in credit life commissions. There were no realized securities gains or losses in either the 2004 or 2003 periods.

Noninterest Expenses

Noninterest expenses totaled $704,000 for the second quarter of 2004, compared to $617,000 for the same period in 2003, for a 14% increase. Salaries and employee benefits expenses increased $60,000, resulting primarily from the hiring of a commercial lender in the fourth quarter of 2003 and salary adjustments. Net occupancy and equipment expense for 2004 increased $17,000, primarily resulting from increases in property taxes and insurance and depreciation expense on computer equipment. Other expenses decreased $2,000. While the Company introduced on-line banking in the third quarter of 2003 and incurred $8,000 in related expenses for the quarter, AOP (Automatic Overdraft Privilege) expenses decreased $11,000 as result of a scheduled decrease in overdraft protection product fees payable to a third-party provider pursuant to provisions of a three-year contract.

Results of Operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003:

The Company recorded consolidated net income of $500,000 or $.49 per share through June 30, 2004 compared to $371,000 or $.37 per share for the same period of 2003. This 35% improvement reflects continued growth in the loan portfolio and related interest income as well as lower cost of deposits compared to the same period last year.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the six months ended June 30, 2004, net interest income was $1,680,000, an increase of $313,000 or 23% from the same period of 2003. The annualized yield on average interest-earning assets was 5.97% for the period ended June 30, 2004, compared to 5.94% for the six months ended June 30, 2003. Average interest-earning assets during the 2004 period totaled $68,429,000, an increase of $4.9 million or 8% over the comparable period of 2003, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.28% for the 2004 period, and 1.72% for the 2003 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the six months ended June 30, 2004 was 4.69%, an increase of 62 basis points from the 4.07% average interest rate spread experienced for the same period of 2003. Net yield on earning assets (net interest income divided by average interest-earning assets) was 4.91%, an increase of 46 basis points from the 4.45% for the first six months of 2003.

Loan Loss Provision

The provision for loan losses totaled $56,000 for the six months ended June 30, 2004 compared to $48,000 for the same period in 2003. For the six months ended June 30, 2004, net charge-offs totaled $8,450 compared to net charge-offs of $8,000 during the same period of 2003.

Noninterest Income

Noninterest income totaled $479,000 through June 30, 2004, compared to $455,000 for the same period of 2003. Service charges on deposit accounts increased $15,000, primarily due to an increase in ATM and check card usage, which provided additional fee income, and a general increase in deposit accounts. Other income increased $9,000, primarily resulting from a $6,000 increase in credit life commissions. There were no realized securities gains or losses in either the 2004 or 2003 periods.

Noninterest Expenses

Noninterest expenses totaled $1,376,000 through June 30, 2004, compared to $1,212,000 for the same period in 2003, for a 14% increase. Salaries and employee benefits expenses increased $117,000, resulting primarily from the hiring of a commercial lender in the fourth quarter of 2003 and salary adjustments. Net occupancy and equipment expense for 2004 increased $34,000, primarily resulting from increases in property taxes and insurance and depreciation expense on computer equipment. ATM and debit card processing expenses increased $11,000 due to increased customer usage. Other expenses decreased $9,000. On-line banking expenses increased $15,000, as this service was introduced in the third quarter of 2003. AOP expenses decreased $24,000, resulting primarily from a scheduled decrease in overdraft protection product fees payable to a third-party provider pursuant to provisions of a three-year contract.

Balance Sheet Review

Total consolidated assets increased $5.8 million from $70.9 million at December 31, 2003 to $76.7 million at June 30, 2004. This 8% increase in assets was funded entirely by growth of $5.9 million in deposits, which totaled $68.6 million at June 30, 2004. Net loans grew $8.5 million from $43.3 million at December 31, 2003 to $51.8 million at June 30, 2004. Investment securities decreased $3.5 million, from $18.6 million at December 31, 2003 to $15.1 million at June 30, 2004. There were no purchases or sales of investment securities during the six months ended June 30, 2004. During the period, bonds totaling $1 million were called, bonds totaling $205,000 matured, and principal prepayments on mortgage-backed securities accounted for the balance of the decrease in investment securities.

Loan Portfolio and Allowance for Loan Losses

Gross outstanding loans represented the largest component of earning assets as of June 30, 2004 at $52.3 million or 73% of total earning assets, compared to 67% at December 31, 2003. Gross loans increased 19% from December 31, 2003.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                             June 30, 2004      December 31, 2003
                                                                                             -------------      -----------------
                                                                                                    (Dollars in thousands)

Commercial ................................................................................    $ 17,922             $ 12,114
Real Estate - 1-4 Family ..................................................................      13,540               13,023
Real Estate - Construction ................................................................       7,792                3,553
Real Estate - Farmland ....................................................................         874                1,259
Real Estate - Commercial ..................................................................       8,791                9,401
Consumer and installment loans ............................................................       3,362                4,438
                                                                                               --------             --------
                                                                                               $ 52,281             $ 43,788
                                                                                               ========             ========
Allowance for loan losses, December 31, 2003 ..............................................    $    450
Provision .................................................................................          56
(Charge-offs) recoveries ..................................................................          (9)
                                                                                               --------
Allowance for loan losses, June 30, 2004 ..................................................    $    497
                                                                                               ========
Allowance for loan losses to loans outstanding, December 31, 2003 .........................      1.03 %
Allowance for loan losses to loans outstanding, June 30, 2004 .............................       .95 %

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was .95% of gross loans at June 30, 2004 compared to 1.03% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb the estimated amount of probable losses inherent in the loan portfolio as of June 30, 2004.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of June 30, 2004, there was $1,949 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of June 30, 2003 there was $335,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $1.2 million at June 30, 2004.

Investment Portfolio

Investment securities represented 21% and 28% of earning assets at June 30, 2004 and December 31, 2003, respectively. Investment securities decreased 19% from December 31, 2003, primarily due to $1 million in called bonds, investment maturities of $205,000 and principal paydowns on mortgage-backed securities. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of $50,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of $206,800 in the Federal Home Loan Bank of Atlanta (the "FHLB").

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

The following is a table of available-for-sale investment securities by type at June 30, 2004 and December 31, 2003:

                                                     June 30,     December 31,
                                                       2004          2003
                                                       ----          ----
                                                      (Dollars in thousands)

U. S.  Government sponsored agencies .............   $ 1,946        $ 2,994
Agency mortgage-backed securities ................     7,794          9,900
Municipals .......................................     5,074          5,504
                                                     -------        -------

Total ............................................   $14,814        $18,398
                                                     =======        =======

Deposits

Average balances within the major deposit categories as of June 30, 2004 and December 31, 2003 were as follows:

                                                        June 30,    December 31,
                                                          2004          2003
                                                          ----          ----
                                                        (Dollars in thousands)

Non-interest-bearing demand deposits ...............   $ 8,416       $ 8,155
Interest-bearing transaction accounts ..............    22,895        23,441
Savings deposits ...................................     7,648         7,240
Time deposits less than $100,000 ...................    15,643        16,214
Time deposits of $100,000 or more ..................    10,744         9,321
                                                       -------       -------

                                                       $65,346       $64,371
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

At June 30, 2004, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $6.9 million and represented 9% of total assets. Investment securities, available-for-sale, totaled $14.8 million, and represented 19% of total assets. Unpledged investment securities classified as available-for-sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 90.5% of the Company's investment portfolio was unpledged at June 30, 2004. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at June 30, 2004 was 76.2% and 69.9% at December 31, 2003. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $2.4 million and, as a member of the FHLB, can borrow under an FHLB facility. At June 30, 2004, the Company had approximately $11.5 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Capital Adequacy

Shareholders' equity at June 30, 2004 was $7,905,000 compared to $8,038,000 at December 31, 2003. Components of this decrease of $133,000 included 2004 net income of $500,000, less dividends declared of $405,000, an increase of $46,000 from the sale of common stock under the Company's dividend reinvestment plan, less the repurchase and retirement of $46,000 of common stock, less the $228,000 change in unrealized losses on available-for-sale securities, net of deferred tax effects.

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

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital consists of common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital generally consists of the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at June 30, 2004.

The June 30, 2004 risk based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:

                                                                                                           Total
                                                                                          Tier 1           Capital       Leverage
                                                                                          ------           -------       --------

Clover Community Bank ...................................................                 12.5%             13.4%           9.9%
Minimum "well-capitalized" requirement ..................................                  6.0%             10.0%           5.0%
Adequately capitalized requirement ......................................                  4.0%              8.0%           3.0%


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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have predetermined variable or fixed interest rates and fixed expiration dates. At June 30, 2004, commitments to extend credit totaled approximately $15.8 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $9.0 million of the Bank's total commitments had expiration dates of one year or less at June 30, 2004. Commitments expiring after one year through five years totaled approximately $2.3 million and commitments expiring after five years approximated $4.5 million. At June 30, 2004, the Bank had no outstanding standby letters of credit. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity Management" above, management believes that the Company has adequate sources of liquidity to meet these obligations should the need arise. The Company is not involved in any other off-balance sheet contractual relationships or transactions, which could result in liquidity needs or significantly impact earnings nor does the Company have unconsolidated related entities.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

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

Recently Issued Accounting Standards

Accounting standards which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

No disclosure is required under 17 C.F.R. Section 228.308(c).


PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

   During the second quarter of 2004, the Company repurchased shares of its common stock as follows:

                                                                                (c) Total Number of
                                                                                Shares Purchased as
                                                                                      Part of           (d) Maximum Number of
                                                                                     Publicly          Shares (or Approximate
                               (a) Total Number                                   Announced Plans      Dollar Value) that may
                                      of             (b) Average Price Paid             or             yet be Purchased under
Period                         Shares Purchased             per Share                Programs           the Plans or Programs
                               ----------------             ---------                --------           ---------------------
April ...................           148.142                   25.00                  5,769.85                    N/A
May .....................           100.00                    23.77                  5,869.85                    N/A
June ....................              -                                             5,869.85                    N/A
                                    -------
Total ...................           248.142                                          5,869.85                    N/A

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 5,868 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. The repurchase plan does not have an expiration date. The remaining 1.85 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On April 19, 2004, the Company held its annual meeting of shareholders. The following persons were elected as directors to serve one-year terms, with 569,802 shares voted, representing 56.3% of the total voting shares.

                                 For           Against          Withheld
                                 ---           -------          --------
Charles R. Burrell ........    569,802            -                 -
David A. Cyphers ..........    569,802            -                 -
Nancy D. Daves ............    569,802            -                 -
Herbert Kirsh .............    569,802            -                 -
James H. Owen, Jr. ........    569,802            -                 -
Gwen M. Thompson ..........    569,802            -                 -
James C. Young ............    569,802            -                 -

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



                                      CLOVER COMMUNITY BANKSHARES, INC.

Date:  August 10, 2004                /s/  Gwen M. Thompson
                                      ---------------------
                                      Gwen M. Thompson
                                      President, Chief Executive Officer and
                                      Principal Accounting Officer

                                  Exhibit Index



Exhibit 31      Certifications of Chief Executive Officer pursuant to 13a-14(a)

Exhibit 32      Certifications pursuant to 18 U.S.C. Section 1350