Form 10QSB
period 2004-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2004-11-15
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For Quarterly Period Ended                            Commission File No.
        September 30, 2004                                   000-24749

                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      South Carolina                                     58-2381062
-------------------------------                ---------------------------------
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

                                 Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,011,761 shares outstanding on November 10, 2004.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Balance Sheets .................................     1
             Consolidated Statements of Income ...........................     2
             Consolidated Statements of Changes in Shareholders' Equity ..     3
             Consolidated Statements of Cash Flows .......................     4
             Notes to Unaudited Consolidated Financial Statements ........     5

Item 2.      Management's Discussion and Analysis ........................  6-12
Item 3.      Controls and Procedures .....................................    12

PART II      OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds .    13

Item 6.      Exhibits ....................................................    13

SIGNATURES ...............................................................    14

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    September 30,     December 31,
                                                                                                        2004              2003
                                                                                                     (Unaudited)       (Audited)
                                                                                                     -----------       ---------
                                                                                                         (Dollars in thousands)
Assets
       Cash and cash equivalents
          Cash and due from banks ................................................................     $ 1,663          $ 2,562
          Interest-bearing deposits in other banks ...............................................          10               15
          Federal funds sold .....................................................................       8,171            3,371
                                                                                                       -------          -------
               Total cash and cash equivalents ...................................................       9,844            5,948
                                                                                                       -------          -------

       Investment securities:
           Securities available-for-sale .........................................................      13,895           18,398
           Nonmarketable equity securities .......................................................         257              250
                                                                                                       -------          -------
                Total investment securities ......................................................      14,152           18,648
                                                                                                       -------          -------

       Loans receivable ..........................................................................      54,715           43,788
          Less allowance for loan losses .........................................................         526              450
                                                                                                       -------          -------
              Loans - net ........................................................................      54,189           43,338
                                                                                                       -------          -------

       Premises, furniture and equipment, net ....................................................       2,231            2,308
       Accrued interest receivable ...............................................................         295              322
       Other assets ..............................................................................         221              361
                                                                                                       -------          -------

              Total assets .......................................................................     $80,932          $70,925
                                                                                                       =======          =======

Liabilities
       Deposits
          Noninterest-bearing ....................................................................     $ 9,525          $ 9,349
          Interest-bearing .......................................................................      58,738           53,323
                                                                                                       -------          -------
              Total deposits .....................................................................      68,263           62,672
       FHLB borrowings ...........................................................................       4,000                -
       Accrued interest payable ..................................................................         206              202
       Other liabilities .........................................................................          78               13
                                                                                                       -------          -------
              Total liabilities ..................................................................      72,547           62,887
                                                                                                       -------          -------

Commitments and contingencies

Shareholders' equity
       Common stock - $.01 par value,  10,000,000 shares  authorized; 1,011,761 and 1,012,779 shares issued and outstanding for 2004 and
          2003, respectively .....................................................................          10               10
       Capital surplus ...........................................................................       3,401            3,417
       Retained earnings .........................................................................       4,863            4,489
       Accumulated other comprehensive income ....................................................         111              122
                                                                                                       -------          -------
              Total shareholders' equity .........................................................       8,385            8,038
                                                                                                       -------          -------

              Total liabilities and shareholders' equity .........................................     $80,932          $70,925
                                                                                                       =======          =======





     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)
                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                 (Unaudited)         (Unaudited)      (Unaudited)      (Unaudited)
                                                                 Nine months         Nine months     Three months     Three months
                                                                    Ended               Ended            Ended            ended
                                                                September 30,       September 30,    September 30,    September 30,
                                                                    2004                 2003            2004             2003
                                                                    ----                 ----            ----             ----
                                                                     (Dollars in thousands,                (Dollars in thousands,
                                                                        except per share)                     except per share)
                                                                        -----------------                     -----------------
Interest income

      Loans, including fees ....................................   $    2,678       $    2,165           $      948       $      737
      Securities
         Taxable ...............................................          269              225                   80               57
         Tax-exempt ............................................          157              231                   52               79
      Federal funds sold .......................................           27               66                   11               22
      Other investments ........................................            7                8                    2                3
                                                                   ----------       ----------           ----------       ----------

             Total interest income .............................        3,138            2,695                1,093              898
                                                                   ----------       ----------           ----------       ----------

Interest expense
      Time deposits $100 and over ..............................          160              265                   54               86
      Other deposits ...........................................          390              334                  131              112
      Other borrowings .........................................            3               41                    3               12
                                                                   ----------       ----------           ----------       ----------

            Total interest expense .............................          553              640                  188              210
                                                                   ----------       ----------           ----------       ----------

            Net interest income ................................        2,585            2,055                  905              688

Provision for loan losses ......................................          101               72                   45               24
                                                                   ----------       ----------           ----------       ----------

            Net interest income after provision ................        2,484            1,983                  860              664
                                                                   ----------       ----------           ----------       ----------

Noninterest income
      Service charges on deposit accounts ......................          680              638                  239              212
      Other income .............................................           51               43                   13               14
                                                                   ----------       ----------           ----------       ----------

            Total other income .................................          731              681                  252              226
                                                                   ----------       ----------           ----------       ----------

Noninterest expenses
      Salaries and employee benefits ...........................        1,171            1,000                  386              333
      Net occupancy and equipment expense ......................          336              299                  109              106
      Printing, postage and supplies ...........................           98              102                   31               43
      ATM and debit card processing ............................           64               47                   24               18
      Audit and accounting .....................................           46               39                   21               17
      Other expenses ...........................................          372              342                  140              100
                                                                   ----------       ----------           ----------       ----------

            Total other expenses ...............................        2,087            1,829                  711              617
                                                                   ----------       ----------           ----------       ----------

            Income before income taxes .........................        1,128              835                  401              273
                                                                   ----------       ----------           ----------       ----------

Income tax  expense ............................................          349              271                  122               80
                                                                   ----------       ----------           ----------       ----------

               Net income ......................................   $      779       $      564           $      279       $      193
                                                                   ==========       ==========           ==========       ==========

Per share
      Average shares outstanding ...............................    1,012,552        1,013,999            1,012,149        1,014,429
      Net income ...............................................   $     0.77       $     0.56           $     0.28       $     0.19
      Cash dividends declared ..................................         0.40             0.50                    -                -


     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                          Common stock
                                                          ------------                                    Accumulated
                                                      Number                                                 other
                                                        Of                        Capital     Retained   comprehensive
                                                      Shares         Amount       surplus     Earnings   income (loss)     Total
                                                      ------         ------       -------     --------   -------------     -----
                                                                              (In thousands, except shares)

Balance, January 1, 2003 ........................    1,014,581    $       10   $    3,455    $    4,230    $      195    $    7,890
                                                                                                                         ----------

Comprehensive income:
      Net income ................................            -             -            -           564             -           564
      Change in unrealized holding
         gains on available-for-sale
         securities, net of
         income taxes ...........................            -             -            -             -          (109)         (109)
                                                                                                                         ----------

         Total comprehensive income .............                                                                               455
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ................        2,198             -           63             -             -            63
Repurchase and retirement of
      common stock ..............................       (3,368)            -          (85)            -             -           (85)
Cash dividends declared - $.50 per
      Share .....................................            -             -            -          (507)            -          (507)
                                                     ---------    ----------   ----------    ----------    ----------    ----------

Balance, September 30, 2003 .....................    1,013,411    $       10   $    3,433    $    4,287    $       86    $    7,816
                                                     =========    ==========   ==========    ==========    ==========    ==========

Balance, January 1, 2004 ........................    1,012,779    $       10   $    3,417    $    4,489    $      122    $    8,038

Comprehensive income:
      Net income ................................            -             -            -           779             -           779
      Change in unrealized holding
         Gains on available-for-sale
         securities, net of
         income taxes ...........................            -             -            -             -           (11)          (11)
                                                                                                                         ----------

           Total comprehensive income ...........                                                                               768
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ................        1,561             -           46             -             -            46
Repurchase and retirement of
      common stock ..............................       (2,579)            -          (62)            -             -           (62)
Cash dividends declared - $.40 per
      Share .....................................            -             -            -          (405)            -          (405)
                                                     ---------    ----------   ----------    ----------    ----------    ----------

Balance, September 30, 2004 .....................    1,011,761    $       10   $    3,401    $    4,863    $      111    $    8,385
                                                     =========    ==========   ==========    ==========    ==========    ==========










     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Nine months Ended
                                                                                                               September 30,
                                                                                                                (Unaudited)
                                                                                                           2004              2003
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
      Net income .............................................................................          $    779           $    564
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ...........................................................               101                 72
         Depreciation and amortization .......................................................               235                199
         Net securities amortization .........................................................                20                  3
         Loss on disposal of premises and equipment ..........................................                 -                667
         (Increase) decrease in interest receivable ..........................................                27                 (3)
         Increase (decrease) in interest payable .............................................                 4                 56
         (Increase) decrease in prepaid expenses and other assets ............................               140                (41)
         Increase in other accrued expenses and other liabilities ............................                65                  -
                                                                                                        --------           --------

             Net cash provided by operating activities .......................................             1,371              1,517
                                                                                                        --------           --------

Investing activities
      Purchases of available-for-sale securities .............................................              (366)            (8,756)
      Purchases of other investments .........................................................                (7)                 -
      Sales of available-for-sale securities .................................................               821                  -
      Maturities and calls of available-for-sale securities ..................................             1,205                295
      Proceeds from principal prepayments on investment securities ...........................             2,812              6,752
      Net increase in loans made to customers ................................................           (10,952)            (4,709)
      Purchases of premises and equipment ....................................................              (158)              (797)
                                                                                                        --------           --------

         Net cash used for investing activities ..............................................            (6,645)            (7,215)
                                                                                                        --------           --------

Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .......................................................             3,278             11,487
      Net increase in certificates of deposit and other time deposits ........................             2,313              1,464
      Increase in FHLB borrowings ............................................................             4,000                  -
      Cash dividends declared ................................................................              (405)              (507)
      Common stock sold under dividend reinvestment plan .....................................                46                 63
      Repurchase and retirement of common stock ..............................................               (62)               (85)
                                                                                                        --------           --------

             Net cash provided by financing activities .......................................             9,170             12,422
                                                                                                        --------           --------

             Increase in cash and cash equivalents ...........................................             3,896              6,724

Cash and cash equivalents, beginning .........................................................             5,948              6,525
                                                                                                        --------           --------

Cash and cash equivalents, ending ............................................................          $  9,844           $ 13,249
                                                                                                        ========           ========



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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                       (Unaudited)      (Unaudited)     (Unaudited)    (Unaudited)
                                                                       Nine months     Nine months      Three months    Three months
                                                                          ended            ended           ended           ended
                                                                       September 30,    September 30,  September 30,   September 30,
                                                                            2004            2003           2004             2003
                                                                            ----            ----           ----             ----
                                                                          (Dollars in thousands)          (Dollars in thousands)

Net income ..........................................................     $ 779           $ 564           $ 279          $ 193
                                                                          -----           -----           -----          -----

Other Comprehensive income (loss):
      Change in unrealized holding gains
         (losses) on available-for-sale securities ..................       (17)           (169)            338           (332)
      Income tax expense (benefit)
      on other comprehensive income
      (loss) ........................................................        (6)            (60)            121           (120)
                                                                         ------           -----           -----          -----

            Total other comprehensive  income(loss) .................       (11)           (109)            217           (212)
                                                                          -----           -----           -----          -----
Comprehensive income (loss) .........................................     $ 768           $ 455           $ 496          $ (19)
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

Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to future business prospects, revenues, working capital, liquidity, capital needs, interest costs, adequacy of the allowance for loan losses, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Results of Operations for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003:

The Company recorded consolidated net income of $279,000 or $.28 per share for the third quarter of 2004 compared to $193,000 or $.19 per share for the third quarter of 2003. This 45% improvement in net income was primarily a result of an increase in loan volume and related interest income and a lower cost of deposits compared to the same period last year, as well as an increase in service charges on an increased volume of and activity on deposit accounts..

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

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the third quarter of 2004, net interest income was $905,000, an increase of $217,000 or 32% from the third quarter of 2003. The annualized yield on average interest-earning assets was 6.02% for the third quarter of 2004, compared to 5.48% for the third quarter of 2003. Average interest-earning assets during the 2004 period were $72,671,000, an increase of $7.1 million, or 11% over the comparable period of 2003, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.25% for the 2004 period, and 1.51% for the 2003 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the third quarter of 2004 was 4.77%, an increase of 78 basis points from the 3.97% average interest rate spread experienced for the same period of 2003. Net interest margin (net interest income divided by average interest-earning assets) was 4.98% for the third quarter of 2004, an increase of 78 basis points from the 4.20% for the third quarter of 2003. The increase in the prime lending rate during the third quarter of 2004 had an immediate favorable impact on the variable-rate portion of the Company's loan portfolio, which improved the annualized yield and net margin for the quarter.

Loan Loss Provision

The provision for loan losses totaled $45,000 for the third quarter of 2004 compared to $24,000 for the same period in 2003. For the three months ended September 30, 2004, net charge-offs on loans, overdraft lines and overdrawn deposit accounts totaled $7,900 compared to net charge-offs of $3,000 during the same period of 2003.

Noninterest Income

Noninterest income totaled $252,000 for the third quarter of 2004, compared to $226,000 for the third quarter of 2003. Service charges on deposit accounts increased $27,000, primarily due to an increase in ATM and check card usage, which provided additional fee income, as well as a general increase in deposit accounts. Gains of $316 were recognized on available-for-sale investments, which were sold in the third quarter of 2004. There were no realized securities gains or losses in the 2003 period.

Noninterest Expenses

Noninterest expenses totaled $711,000 for the third quarter of 2004, compared to $617,000 for the same period in 2003, for a 15% increase. Salaries and employee benefits expenses increased $53,000, resulting primarily from the hiring of a commercial lender in the fourth quarter of 2003 and salary adjustments. Other expenses increased $40,000. ATM and debit card processing expenses increased $6,000 due to an increase in ATM and check card usage, as discussed under "Noninterest Income" above. Operational losses increased in the third quarter of 2004 compared to the same period in 2003, and included losses related to a bank robbery at the Company's branch location. The criminals involved were subsequently apprehended. The Company anticipates recovering approximately $8,000 in losses from insurance coverage.

Results of Operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

The Company recorded consolidated net income of $779,000 or $.77 per share through September 30, 2004 compared to $564,000 or $.56 per share for the same period of 2003. This 38% improvement reflects continued growth in the loan portfolio and related interest income and lower cost of deposits compared to the same period last year, as well as an increase in service charges on deposit accounts due to deposit balance and activity increases.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the nine months ended September 30, 2004, net interest income was $2,585,000, an increase of $530,000 or 26% from the same period of 2003. The annualized yield on average interest-earning assets was 6.01% for the period ended September 30, 2004, compared to 5.66% for the nine months ended September 30, 2003. Average interest-earning assets during the 2004 period totaled $69,550,000, an increase of $6.1 million or 10% over the comparable period of 2003, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.28% for the 2004 period, and 1.59% for the 2003 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the nine months ended September 30, 2004 was 4.73%, an increase of 66 basis points from the 4.07% average interest rate spread experienced for the same period of 2003. Net interest margin (net interest income divided by average interest-earning assets) was 4.95%, an increase of 63 basis points from the 4.32% for the first nine months of 2003.

Loan Loss Provision

The provision for loan losses totaled $101,000 for the nine months ended September 30, 2004 compared to $72,000 for the same period in 2003. For the nine months ended September 30, 2004, net charge-offs totaled $25,000 compared to net charge-offs of $11,000 during the same period of 2003.

Noninterest Income

Noninterest income totaled $731,000 through September 30, 2004, compared to $681,000 for the same period of 2003. Service charges on deposit accounts increased $42,000, primarily due to an increase in ATM and check card usage, which provided additional fee income, and a general increase in deposit accounts. Other income increased $8,000, primarily resulting from a $6,000 increase in credit life commissions.

Noninterest Expenses

Noninterest expenses totaled $2,087,000 through September 30, 2004, compared to $1,829,000 for the same period in 2003, for a 14% increase. Salaries and employee benefits expenses increased $171,000, resulting primarily from the hiring of a commercial lender in the fourth quarter of 2003 and salary adjustments. Net occupancy and equipment expense for 2004 increased $37,000, primarily resulting from increases in property taxes and insurance and depreciation expense on computer equipment. ATM and debit card processing expenses increased $17,000 due to increased customer usage. Other expenses increased $30,000. On-line banking expenses increased $12,000, as this service was introduced in the third quarter of 2003. AOP (Automatic Overdraft Privilege) expenses decreased $22,000, resulting primarily from a scheduled decrease in overdraft protection product fees payable to a third-party provider pursuant to provisions of a three-year contract. Operational losses increased in 2004 compared to the same period in 2003, and included losses related to a bank robbery at the Company's branch location. The criminals involved were subsequently apprehended. The Company anticipates recovering approximately $8,000 in losses from insurance coverage.

Balance Sheet Review

Total consolidated assets increased $10.0 million from $70.9 million at December 31, 2003 to $80.9 million at September 30, 2004. This 14% increase in assets was funded by growth of $5.6 million in deposits, which totaled $68.3 million at September 30, 2004. Net loans grew $10.9 million from $43.3 million at December 31, 2003 to $54.2 million at September 30, 2004. Investment securities decreased $4.4 million, from $18.6 million at December 31, 2003 to $14.2 million at
September 30, 2004. The Company had purchases of $366,000 in investment securities during the nine months ended September 30, 2004. During the period, bonds totaling $1 million were called, bonds totaling $205,000 matured, sales totaled $821,000 and principal prepayments on mortgage-backed securities accounted for the balance of the decrease in investment securities.

Loan Portfolio and Allowance for Loan Losses

Gross outstanding loans represented the largest component of earning assets as of September 30, 2004 at $54.7 million or 71% of total earning assets, compared to 67% at December 31, 2003. Gross loans increased 25% from December 31, 2003.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                                   September 30,        December 31,
                                                                                                       2004                 2003
                                                                                                       ----                 ----
                                                                                                         (Dollars in thousands)

Commercial ...............................................................................            $ 20,747              $ 12,114
Real Estate - 1-4 Family .................................................................              13,669                13,023
Real Estate - Construction ...............................................................               8,914                 3,553
Real Estate - Farmland ...................................................................                 775                 1,259
Real Estate - Commercial .................................................................               7,698                 9,401
Consumer and installment loans ...........................................................               2,912                 4,438
                                                                                                      --------              --------

                                                                                                      $ 54,715              $ 43,788
                                                                                                      ========              ========

Allowance for loan losses, December 31, 2003 .............................................            $    450
Provision ................................................................................                 101
Recoveries ...............................................................................                   2
Charge-offs ..............................................................................                 (27)
                                                                                                      --------

Allowance for loan losses, September 30, 2004 ............................................            $    526
                                                                                                      ========

Allowance for loan losses to loans outstanding, December 31, 2003 ........................                1.03%
Allowance for loan losses to loans outstanding, September 30, 2004 .......................                 .96%

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was .96% of gross loans at September 30, 2004 compared to 1.03% at December 31, 2003. Management believes that the allowance for loan losses is adequate to absorb the estimated amount of probable losses inherent in the loan portfolio as of September 30, 2004.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of September 30, 2004, there was $1,038 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of September 30, 2003 there was $194,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $1.5 million at September 30, 2004.

Investment Portfolio

Investment securities represented 18% and 28% of earning assets at September 30, 2004 and December 31, 2003, respectively. Investment securities decreased 24% from December 31, 2003, primarily due to $1 million in called bonds, sales of securities totaling $821,000, investment maturities of $205,000 and principal paydowns on mortgage-backed securities. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of $50,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of $206,800 in the Federal Home Loan Bank of Atlanta (the "FHLB").

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

The following is a table of estimated market values of available-for-sale investment securities by type at September 30, 2004 and December 31, 2003:

                                                      September    December 31,
                                                      30, 2004          2003
                                                      --------          ----
                                                      (Dollars in thousands)

U. S.  Government sponsored agencies .............    $ 1,994        $ 2,994
Agency mortgage-backed securities ................      6,290          9,900
Municipals .......................................      5,611          5,504
                                                      -------        -------

Total ............................................    $13,895        $18,398
                                                      =======        =======

Deposits

Average balances within the major deposit categories as of September 30, 2004 and December 31, 2003 were as follows:

                                                      September     December 31,
                                                      30, 2004           2003
                                                      --------           ----
                                                       (Dollars in thousands)

Non-interest-bearing demand deposits ...............   $ 9,254       $ 8,155
Interest-bearing transaction accounts ..............    22,867        23,441
Savings deposits ...................................     7,855         7,240
Time deposits less than $100,000 ...................    16,315        16,214
Time deposits of $100,000 or more ..................    11,719         9,321
                                                       -------       -------

                                                       $68,010       $64,371
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

At September 30, 2004, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $9.8 million and represented 12% of total assets. Investment securities, available-for-sale, totaled $13.9 million, and represented 17% of total assets. Unpledged investment securities classified as available-for-sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 88.1% of the Company's investment portfolio was unpledged at September 30, 2004. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at September 30, 2004 was 80.2% and 69.9% at December 31, 2003. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $2.4 million and, as a member of the FHLB, can borrow under an FHLB facility. At September 30, 2004, the Company had borrowed $4 million under this facility and had approximately $8.1 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Capital Adequacy

Shareholders' equity at September 30, 2004 was $8,385,000 compared to $8,038,000 at December 31, 2003. Components of this increase of $347,000 included 2004 net income of $779,000, less dividends declared of $405,000, an increase of $46,000 from the sale of common stock under the Company's dividend reinvestment plan, less the repurchase and retirement of $62,000 of common stock, less the $11,000 change in unrealized losses on available-for-sale securities, net of deferred tax effects.

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

Under the capital adequacy guidelines, capital is classified into two tiers. Tier 1 capital includes common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. Tier 2 capital includes the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at September 30, 2004.

The September 30, 2004 risk based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:

                                                             Total
                                                    Tier 1   Capital   Leverage
                                                    ------   -------   --------

Clover Community Bank .........................     12.7%      13.6%    10.1%
Minimum "well-capitalized" requirement ........      6.0%      10.0%     5.0%
Adequately capitalized requirement ............      4.0%       8.0%     3.0%


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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have predetermined variable or fixed interest rates and fixed expiration dates. At September 30, 2004, commitments to extend credit totaled approximately $15.4 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $8.6 million of the Bank's total commitments had expiration dates of one year or less at September 30, 2004. Commitments expiring after one year through five years totaled approximately $2.0 million and commitments expiring after five years approximated $4.8 million. At September 30, 2004, the Bank had $35,000 in outstanding standby letters of credit. Past experience indicates that many of these commitments to extend credit will expire unused. However, as described in "Liquidity Management" above, management believes that the Company has adequate sources of liquidity to meet these obligations should the need arise. The Company is not involved in any other off-balance sheet contractual relationships or transactions, which could result in liquidity needs or significantly impact earnings nor does the Company have unconsolidated related entities.

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

Recently Issued Accounting Standards

No recent authoritative pronouncements that affect accounting, reporting, and disclosure of financial information by us have occurred during the quarter ending September 30, 2004, other than the items described below.

In November 2003, the Emerging Issues Task Force ("EITF") reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available for sale or held to maturity under SFAS No. 115 and SFAS No. 124 that are impaired at the balance sheet date but for which other-than-temporary impairment has not been recognized. Accordingly EITF issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This issue addresses the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115 and provides guidance determining the amount of impairment and additional quantitative and qualitative disclosures. The guidance for determining the amount of impairment was scheduled to be effective for periods ending after June 15, 2004, but has been delayed indefinitely pending implementation guidance by the FASB. The disclosure provisions of EITF No. 03-1 were effective for fiscal years ending after December 15, 2003. Adopting the disclosure provisions of EITF No. 03-1 did not have any impact on the Company's financial position or results of operations.

In March 2004, the FASB issued an exposure draft on "Share-Based Payment". The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement, if approved, was scheduled to be effective for awards that are granted, modified, or settled in fiscal years beginning after a) December 15, 2004 for public entities and nonpublic entities that used the fair-value-based method of accounting under the original provisions of Statement 123 for recognition or pro forma disclosure purposes and b) December 15, 2005 for all other nonpublic entities. On October 16, 2004, the FASB delayed the effective date of this proposal by six months and anticipates it will be effective for by the third quarter of 2005. Retrospective application of this Statement is not permitted. The adoption of this Statement, if approved, could have an impact on the Company's financial position or results of operations.

Accounting standards which have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Item 3.  Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   During the third quarter of 2004, the Company repurchased shares of its common stock as follows:

                                                                                (c) Total Number of
                                                                                 Shares Purchased as    (d) Maximum Number of
                                                                                 Part of Publicly      Shares (or Approximate
                               (a) Total Number                                   Announced Plans      Dollar Value) that may
                                      of             (b) Average Price Paid       Announced Plans      yet be Purchased under
Period                         Shares Purchased             per Share              or Programs           the Plans or Programs
------                         ----------------             ---------              -----------           ---------------------
July .....................             -                        -                    5,869.85                    N/A
August ...................            701                     21.68                  6,570.85                    N/A
September ................             -                                             6,570.85                    N/A
                                      ---

Total ....................            701                                            6,570.85                    N/A

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 6,569 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. The repurchase plan does not have an expiration date. The remaining 1.85 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.

Item 6.  Exhibits

(a)      Exhibits

         Exhibit No.
         from Item 601 of
         Regulation S-B          Description
         ---------------       ----------------------

           31                   17 C.F.R. Section 240.13a -14(a) Certifications
           32                   18 U.S.C. Section 1350 Certifications

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            CLOVER COMMUNITY BANKSHARES, INC.

Date:  November 10, 2004                    /s/  Gwen M. Thompson
                                            ---------------------
                                            Gwen M. Thompson
                                            President, Chief Executive Officer
                                            and Principal Accounting Officer

                                  Exhibit Index



     Exhibit 31 Certifications of Chief Executive Officer pursuant to 17 C.F.R. Section 240.13a-14(a)

     Exhibit 32   Certifications pursuant to 18 U.S.C. Section 1350