Form 10KSB
period 2004-12-31
CLOVER COMMUNITY BANKSHARES INC
filed 2005-03-29
CIK 1057017

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004     Commission File Number 000-24749

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

         State issuer's revenues for the most recent fiscal year.  $5,222,560.

         There is no established market for the Registrant's voting common equity. The Registrant has no non-voting common equity outstanding. The aggregate book value of the voting common equity held by non-affiliates on March 15, 2005, was $8,607,347. (In the absence of any active trading market for the Registrant's common equity, book value is used as a proxy for market value.) As of March 15, 2005, there were 1,012,397 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Annual Report to Shareholders for the year ended December 31, 2004 - Parts I and II

     (2) Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders - Part III

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

                                     Part II

Item 5   Market for Common Equity, Related Stockholder Matters
           and Small Business Issuer Purchases of Securities ............      *
Item 6   Management's Discussion and Analysis or Plan of Operation ......      *
Item 7   Financial Statements ...........................................      *
Item 8   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure .......................     10
Item 8A  Controls and Procedures ........................................     10
Item 8B  Other Information ..............................................     10

                                    Part III

Item 9   Directors, Executive Officers, Promoters and Control
         Persons; Compliance With Section 16(a) of the Exchange Act .....     11
Item 10  Executive Compensation .........................................     **
Item 11  Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters ................................     12
Item 12  Certain Relationships and Related Transactions .................     **

                                     Part IV

Item 13  Exhibits and Reports on  Form 8-K ..............................     12
Item 14  Principal Accountant Fees and Services .........................     **

*Incorporated by reference to Registrant's 2004 Annual Report to Shareholders

** Incorporated by reference to the Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders

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

Employees

     At December 31, 2004, the Company employed 34 people.

Market Area

         The Bank's primary service area includes the Clover and Lake Wylie communities in York County, South Carolina. York County is located in the north central portion of South Carolina about 75 miles north of Columbia, South Carolina and just southwest of Charlotte, North Carolina. The county is bounded by North Carolina to the north, by Lancaster County to the east, by Cherokee County to the west, and by Chester County to the south. Clover and Lake Wylie are near the North Carolina line in the northwest corner of the county.

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

         Currently three other commercial banks operate in the communities of Clover and Lake Wylie, which are the Bank's existing primary service areas. Additionally, six other commercial banks and three credit unions operate in York County.

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

         The Company's and the Bank's December 31, 2004 ratios are set forth in the Annual Report to Shareholders for the year ended December 31, 2004 under the caption "Management's Discussion and Analysis -- Capital Resources."

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act became effective in 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Company's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Company does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

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

Item 2.  Description of Property

         The Bank owns in fee simple with no major encumbrances, real property at the corner of North Main and Marion Street (124 North Main Street) in Clover, South Carolina, where its offices are located. The building located on the property contains approximately 7,000 square feet. The Bank also owns property adjacent to the Bank building upon which it provides additional parking. The Company also owns in fee simple the real property at 5196 Charlotte Highway in Lake Wylie, South Carolina, where its Lake Wylie office is located. Management of the Company believes the Bank's facilities are suitable and adequate for the Company's needs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Securities

         The information set forth under the caption "Market for Common Stock and Dividends" in the Annual Report to Shareholders for the year ended December 31, 2004 (the "2004 Annual Report") is incorporated herein by reference. The information set forth in Part I, Item 1 of this Form 10-KSB under the caption "Effect of Government Regulation -- Payment of Dividends" is also incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans

         The information required by Item 201(d) of Regulation S-B is set forth in Item 11 of this Form 10-KSB.

Recent Sales of Unregistered Securities

         The Registrant did not sell any securities during the year ended December 31, 2004.

Purchases of Equity Securities by the Company and Affiliated Purchasers

         During the fourth quarter of 2004, the Company repurchased shares of its common stock as follows:


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
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

OCT                                450                 $21.66                7,020.85               N/A
NOV                                265                 $21.66                7,285.85               N/A
DEC                             0.1439                 $21.66                7,285.99               N/A

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 7,285 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. The repurchase plan does not have an expiration date. The remaining .1439 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.


Item 6. Management's Discussion and Analysis or Plan of Operation

        The information set forth under the caption "Management's Discussion and Analysis" in the 2004 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

         The Consolidated Financial Statements, including Notes thereto, set forth in the 2004 Annual Report are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

           None

Item 8A.  Controls and Procedures.

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 228.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.

         No information was required to be disclosed in a Form 8-K during the fourth quarter of 2004 that was not so disclosed.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

         (a)(1) Directors of the Company

         The information set forth under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 2005 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Registrant's fiscal year end, is incorporated herein by reference.

         (2) Executive Officers of the Company

         Name (and Officer Since)      Age          Position

         Gwen M. Thompson              51           President and Chief
         (1987)                                     Executive Officer of Clover
                                                    Community Bank and Clover
                                                    Community Bankshares (since
                                                    August, 2001); Principal
                                                    Accounting Officer (since
                                                    1998); Senior Vice President
                                                    (1989-2001); Corporate
                                                    Secretary (1990-2000)

         Gerald L. Bolin               42           Executive Vice President and
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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

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

                              CLOVER COMMUNITY BANKSHARES, INC.

                                   s/Gwen M. Thompson
Date: March 28, 2005           By:-------------------------------------------
                                   Gwen M. Thompson
                                   Its President, Chief Executive Officer and
                                   Principal Accounting Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Capacity                                             Date


s/Charles R. Burrell                        Director                                             March 28, 2005
-----------------------------
(Charles R. Burrell)

s/David A. Cyphers                          Director                                             March 28, 2005
-----------------------------
(David A. Cyphers)

s/Nancy C. Daves                            Director and Corporate Secretary                     March 28, 2005
-----------------------------
(Nancy C. Daves)

s/Herbert Kirsh                             Chairman and Director                                March 28, 2005
-----------------------------
(Herbert Kirsh)

s/James H. Owen, Jr.                        Director                                             March 28, 2005
-----------------------------
(James H. Owen, Jr.)

s/Gwen M. Thompson                          President, Chief Executive Officer,                  March 28, 2005
-----------------------------               Principal Accounting Officer,
(Gwen M. Thompson)                          and Director

s/James C. Young                            Director                                             March 28, 2005
-----------------------------
(James C. Young)


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

         4 Specimen Stock certificate (Incorporated by reference to Exhibits to the Form S-4)

         10.1 Clover Community Bankshares Dividend Reinvestment Plan (Incorporated by Reference to Registration Statement on Form S-3 (Registration No. 333-71777))

         13 Portions of the Annual Report to Shareholders for the Year Ended December 31, 2004

         21                       Subsidiaries of the registrant

         23                       Consent of Elliott Davis, LLC

         31                       Rule 13a-14(a)/15d-14(a) Certifications

         32                       18 U.S.C. Section 1350 Certifications