Form 10QSB
period 2005-03-31
CLOVER COMMUNITY BANKSHARES INC
filed 2005-05-13
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended March 31, 2005 Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        South Carolina                                     58-2381062
-------------------------------                 --------------------------------
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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,012,190 shares Outstanding on April 1, 2005.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I                    FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Balance Sheets ....................................     1
          Consolidated Statements of Income ..............................     2
          Consolidated Statements of Changes in Shareholders' Equity .....     3
          Consolidated Statements of Cash Flows ..........................     4
          Notes to Unaudited Consolidated Financial Statements ...........     5

Item 2.   Management's Discussion and Analysis or Plan of Operation ......  6-11
Item 3.   Controls and Procedures ........................................    11

PART II   OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds ....    11
Item 6.   Exhibits .......................................................    11

SIGNATURES ...............................................................    12

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       March 31,        December 31,
                                                                                                         2005              2004
                                                                                                         ----              ----
                                                                                                      (Unaudited)        (Audited)
                                                                                                        (Dollars in thousands)
Assets
       Cash and cash equivalents:
          Cash and due from banks ...............................................................       $  1,775          $  1,384
          Interest-bearing deposits in other banks ..............................................              5                21
          Federal funds sold ....................................................................          5,248             6,750
                                                                                                        --------          --------
               Total cash and cash equivalents ..................................................          7,028             8,155
                                                                                                        --------          --------

       Investment securities:
           Securities available for sale ........................................................         13,532            14,202
           Nonmarketable equity securities ......................................................            400               372
                                                                                                        --------          --------
                Total investment securities .....................................................         13,932            14,574
                                                                                                        --------          --------

       Loans receivable .........................................................................         58,884            55,816
          Less allowance for loan losses ........................................................            667               625
                                                                                                        --------          --------
              Loans - net .......................................................................         58,217            55,191
                                                                                                        --------          --------

       Premises, furniture and equipment, net ...................................................          2,147             2,194
       Accrued interest receivable ..............................................................            307               341
       Other assets .............................................................................            470               472
                                                                                                        --------          --------

              Total assets ......................................................................       $ 82,101          $ 80,927
                                                                                                        ========          ========

Liabilities
       Deposits:
          Noninterest-bearing ...................................................................       $  9,274          $  8,845
          Interest-bearing ......................................................................         60,274            59,128
                                                                                                        --------          --------
              Total deposits ....................................................................         69,548            67,973
       Advances from Federal Home Loan Bank .....................................................          4,000             4,000
       Accrued interest payable .................................................................            191               256
       Other liabilities ........................................................................             66                91
                                                                                                        --------          --------
              Total liabilities .................................................................         73,805            72,320
                                                                                                        --------          --------

Commitments and contingencies ...................................................................              -                 -

Shareholders' equity
       Common stock - $.01 par value, 10,000,000 shares authorized; 1,012,190 and 1,011,056 shares issued and outstanding for 2005 and
          2004, respectively ....................................................................             10                10
       Capital surplus ..........................................................................          3,434             3,386
       Retained earnings ........................................................................          4,878             5,125
       Accumulated other comprehensive income (loss) ............................................            (26)               86
                                                                                                        --------          --------
              Total shareholders' equity ........................................................          8,296             8,607
                                                                                                        --------          --------

              Total liabilities and shareholders' equity ........................................       $ 82,101          $ 80,927
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                             (Unaudited)            (Unaudited)
                                                                                               Three months           Three months
                                                                                                  ended                   ended
                                                                                              March 31, 2005         March 31, 2004
                                                                                              --------------         --------------
                                                                                                     (Dollars in thousands,
                                                                                                    except per share amounts)
Interest income
      Loans, including fees ......................................................               $    1,033               $      826
      Securities
         Taxable .................................................................                       79                      107
         Tax-exempt ..............................................................                       51                       53
      Federal funds sold .........................................................                       37                        7
      Other investments ..........................................................                        3                        2
                                                                                                 ----------               ----------

             Total interest income ...............................................                    1,203                      995
                                                                                                 ----------               ----------

Interest expense
      Time deposits $100,000 and over ............................................                       61                       53
      Other deposits .............................................................                      152                      130
      Other borrowings ...........................................................                       28                        -
                                                                                                 ----------               ----------

            Total interest expense ...............................................                      241                      183
                                                                                                 ----------               ----------

            Net interest income ..................................................                      962                      812

Provision for loan losses ........................................................                       45                       26
                                                                                                 ----------               ----------

            Net interest income after provision ..................................                      917                      786
                                                                                                 ----------               ----------

Noninterest income
      Service charges on deposit accounts ........................................                      194                      215
      Other income ...............................................................                       14                       24
                                                                                                 ----------               ----------

            Total noninterest income .............................................                      208                      239
                                                                                                 ----------               ----------

Noninterest expenses
      Salaries and employee benefits .............................................                      438                      385
      Net occupancy expense ......................................................                      111                      114
      Postage and supplies .......................................................                       21                       28
      ATM and debit card processing ..............................................                       30                       19
      Audit and accounting .......................................................                       22                       18
      Other expenses .............................................................                      130                      108
                                                                                                 ----------               ----------

            Total noninterest expenses ...........................................                      752                      672
                                                                                                 ----------               ----------

            Income before income taxes ...........................................                      373                      353

Income tax expense ...............................................................                      115                      112
                                                                                                 ----------               ----------

               Net income ........................................................               $      258               $      241
                                                                                                 ==========               ==========

Per share
      Average shares outstanding .................................................                1,012,190                1,013,202
      Net income .................................................................               $     0.25               $     0.24
      Cash dividends .............................................................               $     0.50               $     0.40



     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                          Common stock
                                                          ------------                                       Accumulated
                                                      Number                                                    other
                                                        of                        Capital      Retained     comprehensive
                                                      shares         Amount       surplus      earnings     income (loss)     Total
                                                      ------         ------       -------      --------     -------------     -----
                                                                              (In thousands, except share amounts)

Balance, January 1, 2004 ........................    1,012,779    $       10   $    3,417    $    4,489    $      122    $    8,038
                                                                                                                         ----------

Comprehensive income:
      Net income ................................            -             -            -           241             -           241
      Change in unrealized holding
         gains on available for sale
         securities, net of income taxes ........            -             -            -             -           107           107
                                                                                                                         ----------

         Total comprehensive income .............                                                                               348
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ................        1,561             -           46             -             -            46
Repurchase and retirement of
      common stock ..............................       (1,620)            -          (40)            -             -           (40)
Cash dividends - $.40 per share .................            -             -            -          (405)            -          (405)
                                                     ---------    ----------   ----------    ----------    ----------    ----------

Balance, March 31, 2004 .........................    1,012,720    $       10   $    3,423    $    4,325    $      229    $    7,987
                                                     =========    ==========   ==========    ==========    ==========    ==========

Balance, January 1, 2005 ........................    1,011,056    $       10   $    3,386    $    5,125    $       86    $    8,607
                                                                                                                         ----------

Comprehensive income:
      Net income ................................            -             -            -           258             -           258
      Change in unrealized holding
         losses on available for sale
         securities, net of income taxes ........            -             -            -             -          (112)         (112)
                                                                                                                         ----------

           Total comprehensive income ...........                                                                               146
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ................        1,534             -           56             -             -            56
Repurchase and retirement of common stock .......         (400)            -           (8)            -             -            (8)
Cash dividends - $.50 per share .................            -             -            -          (505)            -          (505)
                                                     ---------    ----------   ----------    ----------    ----------    ----------

Balance, March 31, 2005 .........................    1,012,190    $       10   $    3,434    $    4,878    $      (26)   $    8,296
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Three Months Ended
                                                                                                                  March 31,
                                                                                                                 (Unaudited)
                                                                                                                 -----------
                                                                                                            2005              2004
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
      Net income ...............................................................................          $   258            $  241
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses .............................................................               45                26
         Depreciation and amortization .........................................................               75                77
         Securities accretion ..................................................................                2                (8)
         Amortization of net loan fees .........................................................              (22)              (18)
         Decrease in interest receivable .......................................................               34                24
         Decrease in interest payable ..........................................................              (65)              (45)
         Decrease in prepaid expenses and other assets .........................................               37                44
         Increase(decrease) in accrued expenses and other liabilities ..........................              (25)              106
                                                                                                          -------           -------

             Net cash provided by operating activities .........................................              339               447
                                                                                                          -------           -------

Investing activities
      Purchases of available for sale securities ...............................................             (348)                -
      Purchases of other investments ...........................................................              (28)               (7)
      Maturities and calls of available for sale securities ....................................              290             1,085
      Proceeds from principal prepayments on investment securities .............................              579               814
      Net increase in loans made to customers ..................................................           (3,049)           (4,866)
      Purchases of premises and equipment ......................................................              (28)              (35)
                                                                                                          -------           -------

             Net cash used for investing activities ............................................           (2,584)           (3,009)
                                                                                                          -------           -------

Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .........................................................              429             1,092
      Net increase in certificates of deposit and other time deposits ..........................            1,146             1,860
      Cash dividends declared ..................................................................             (505)             (405)
      Common stock sold under dividend reinvestment plan .......................................               48                46
      Repurchase and retirement of common stock ................................................                -               (40)
                                                                                                          -------           -------

             Net cash provided by financing activities .........................................            1,118             2,553
                                                                                                          -------           -------

             Decrease in cash and cash equivalents .............................................           (1,127)               (9)

Cash and cash equivalents, beginning ...........................................................            8,155             5,948
                                                                                                          -------           -------

Cash and cash equivalents, ending ..............................................................          $ 7,028           $ 5,939
                                                                                                          =======           =======
Cash paid for:
      Interest .................................................................................          $   242           $   228
      Income taxes .............................................................................          $    84           $     -



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

Accounting Policies - A summary of significant accounting policies is included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                                                 (Unaudited)         (Unaudited)
                                                                                                 Three months       Three months
                                                                                                     ended               ended
                                                                                                March 31, 2005      March 31, 2004
                                                                                                --------------      --------------
                                                                                                        (Dollars in thousands)

Net income ...........................................................................              $ 258                  $ 241
                                                                                                    -----                  -----

Other Comprehensive income (loss):
      Change in unrealized holding gains
         (losses) on available for sale securities ...................................               (147)                   235
      Income tax expense (benefit)
         on other comprehensive income (loss) ........................................                 35                   (128)
                                                                                                    -----                  -----

            Total other comprehensive income (loss) ..................................               (112)                   107
                                                                                                    -----                  -----

Comprehensive income .................................................................              $ 146                  $ 348
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

Part I - FINANCIAL INFORMATION
Item 2.  Management's Discussion and Analysis or Plan of Operation

This discussion is intended to assist in understanding the consolidated financial condition and results of operations of Clover Community Bankshares, Inc. (the "Company") and its wholly-owned subsidiary, Clover Community Bank (the "Bank"). The information should be reviewed in conjunction with the consolidated financial statements and the related notes contained elsewhere in this report and in the Company's 2004 Annual Report on Form 10-KSB.

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

Critical Accounting Policies

The Company has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in the notes to the consolidated financial statements in the Company's 2004 Annual Report on Form 10-KSB.

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

The Company believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the section "Loan Portfolio and Allowance for Loan Losses" in this report and the sections "Provision for Loan Losses" and "Allowance for Loan Losses" and Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, for a detailed description of the Company's estimation process and methodology related to the allowance for loan losses.

Results of Operations for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004:

The Company recorded consolidated net income of $258,000 or $.25 per share for the first quarter of 2005 compared to $241,000 or $.24 per share for the first quarter of 2004, primarily a result of an increase in loan volume and higher annualized yields on loans and investments.

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

Part I - FINANCIAL INFORMATION
Item 2. (Continued)
For the first quarter of 2005, net interest income was $962,000, an increase of $150,000 or 18.5% from the first quarter of 2004. The average annualized yield on average interest-earning assets was 6.13% for the first quarter of 2005, compared to 6.10% for the first quarter of 2004. Average interest-earning assets during the 2005 period were $76,943,000, an increase of $11.7 million or 18.0% over the comparable period of 2004, and the growth was primarily in the loan portfolio, which is the Company's highest earning asset. The annualized rate paid on average interest-bearing liabilities was 1.62% for the 2005 period, and 1.32% for the 2004 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the first quarter of 2005 was 4.51%, an increase of 30 basis points from the 4.21% average interest rate spread experienced for the same period of 2004. Annualized net yield on earning assets (net interest income divided by average interest-earning assets) was 4.99% for the first quarter of 2005, an increase of 1 basis point from the 4.98% for the first three months of 2004.

Loan Loss Provision

The provision for loan losses totaled $45,000 for the first quarter of 2005 compared to $26,000 for the same period in 2004. For the three months ended March 31, 2005, net charge-offs totaled $3,371 compared to net charge-offs of $3,651 during the same period of 2004.

Noninterest Income

Noninterest income totaled $208,000 for the first quarter of 2005, compared to $239,000 for the first quarter of 2004. Service charges on deposit accounts decreased $21,000, primarily due to a decrease in overdraft charges and NSF return charges, which provided less fee income. There were no realized securities gains or losses in either the 2005 or 2004 periods.

Noninterest Expenses

Noninterest expenses totaled $752,000 for the first quarter of 2005, compared to $672,000 for the same period in 2004, for an 11.9% increase. Salaries and employee benefits expenses increased $53,000, resulting primarily from the hiring of additional staff in preparation of complying with Sarbanes Oxley. Other expenses increased $27,000, resulting primarily from a 57.9% increase in ATM/Debit card expense and the addition of a security officer at the Lake Wylie branch.

Balance Sheet Review

Total consolidated assets increased $1.2 million from $80.9 million at December 31, 2004 to $82.1 million at March 31, 2005. This 1.5% increase in assets was funded in part by growth of $1.6 million in deposits, which totaled $69.5 million at March 31, 2005. Net loans grew $3.0 million from $55.1 million at December 31, 2004 to $58.2 million at March 31, 2005. Investment securities decreased $670,000, from $14.2 million at December 31, 2004 to $13.5 million at March 31, 2005. There was one purchase and no sales of investment securities during the first quarter of 2005. Securities totaling $290,000 matured during the first quarter of 2005 and principal prepayments on securities accounted for the balance of the decrease.

Loan Portfolio and Allowance for Loan Losses

Outstanding loans represented the largest component of earning assets as of March 31, 2005 at $58.2 million or 75.2% of total earning assets, compared to 68.2% at December 31, 2004. Gross loans increased 5.5% from December 31, 2004.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                                      March 31,        December 31,
                                                                                                        2005               2004
                                                                                                        ----               ----
                                                                                                         (Dollars in thousands)
     Commercial ................................................................................      $ 24,504             $ 20,515
     Real Estate - 1-4 Family ..................................................................        15,207               13,785
     Real Estate - Construction ................................................................         8,219                8,883
     Real Estate - Farmland ....................................................................           571                  575
     Real Estate - Commercial ..................................................................         6,767                8,298
     Consumer and installment loans ............................................................         3,616                3,760
                                                                                                      --------             --------

                                                                                                      $ 58,884             $ 55,816
                                                                                                      ========             ========

     Allowance for loan losses, December 31, 2004 ..............................................      $    625
     Provision .................................................................................            45
     (Charge-offs) recoveries ..................................................................            (3)
                                                                                                      --------

     Allowance for loan losses, March 31, 2005 .................................................      $    667
                                                                                                      ========

     Allowance for loan losses to loans outstanding, December 31, 2004 .........................          1.12%
     Allowance for loan losses to loans outstanding, March 31, 2005 ............................          1.13%

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was 1.13% of gross loans at March 31, 2005 compared to 1.12% at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb all estimated losses inherent in the loan portfolio as of March 31, 2005.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of March 31, 2005, there was $563,563 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of March 31, 2004 there was $133,293 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $1,277,000 at March 31, 2005.

Investment Portfolio

Investment securities represented 18.0% and 18.6% of earning assets at March 31, 2005 and December 31, 2004, respectively. Investment securities decreased 4.7% from December 31, 2004. From December 31, 2004 to March 31, 2005, $290,000 in securities matured. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of $58,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of $342,000 in the Federal Home Loan Bank of Atlanta.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

The following is a table of available for sale investment securities by type at March 31, 2005 and December 31, 2004:

                                                        March 31,   December 31,
                                                          2005           2004
                                                          ----           ----
                                                         (Dollars in thousands)

U. S.  Government sponsored agencies .............      $ 1,959        $ 1,985
Agency mortgage-backed securities ................        6,240          6,870
Municipals .......................................        5,333          5,347
                                                        -------        -------

Total ............................................      $13,532        $14,202
                                                        =======        =======

Deposits

Average balances within the major deposit categories as of March 31, 2005 and December 31, 2004 were as follows:

                                                        March 31,   December 31,
                                                          2005           2004
                                                          ----           ----
                                                         (Dollars in thousands)

Noninterest-bearing demand deposits ................     $ 9,274       $ 8,845
Interest-bearing transaction accounts ..............      22,856        26,859
Savings deposits ...................................       4,713         4,214
Time deposits less than $100,000 ...................      11,643        11,400
Time deposits of $100,000 or more ..................      21,062        16,655
                                                         -------       -------

                                                         $69,548       $67,973
                                                         =======       =======


Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is fairly predictable and subject to a relatively high degree of control at the time investment decisions are made. However, net deposit inflows and outflows are far less predictable and are not subject to nearly the same degree of control. The Company must maintain adequate liquidity to respond to short-term deposit withdrawals, maturities of short-term borrowings, loan demand and payment of operating expenses.

At March 31, 2005, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $7.0 million and represented 8.6% of total assets. Investment securities available for sale totaled $13.5 million, and represented 16.5% of total assets. Unpledged investment securities classified as available for sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 84.0% of the Company's investment portfolio was unpledged at March 31, 2005. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at March 31, 2005 was 83.7% and 81.2% at December 31, 2004. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $5.2 million and, as a member of the Federal Home Loan Bank (the "FHLB"), can borrow under a FHLB facility. At March 31, 2005, the Company had approximately $6.3 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Capital Adequacy

Shareholders' equity at March 31, 2005 was $8,296,000 compared to $8,607,000 at December 31, 2004. Components of this decrease of $311,000 included first

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

quarter 2005 net income of $258,000, less dividends declared of $505,000, a net increase of $48,000 from the sale of common stock under the Company's dividend reinvestment plan, minus the $112,000 change in unrealized gains on available for sale securities, net of deferred tax effects.

The Company and the Bank are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution falls below certain levels, increasingly stringent regulatory corrective actions are mandated. Capital adequacy guidelines for bank holding companies with less than $150 million in consolidated assets are applied on a bank only basis.

Under the capital adequacy guidelines, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. The Bank's Tier 2 capital generally consists of the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at March 31, 2005.

The March 31, 2005 risk-based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:

                                                              Total
                                                Tier 1       Capital   Leverage
                                                ------       -------   --------

Clover Community Bank ......................    11.6%        12.6%       9.4%
Minimum "well-capitalized" requirement .....     6.0%        10.0%       5.0%
Minimum requirement ........................     4.0%         8.0%       3.0%


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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have predetermined variable or fixed interest rates and fixed expiration dates. At March 31, 2005, commitments to extend credit totaled approximately $13.4 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $4.7 million of the Bank's total commitments had expiration dates of one year or less at March 31, 2005. Commitments expiring after one year through five years totaled approximately $4.2 million and commitments expiring after five years approximated $4.4 million. At March 31, 2005, the Bank had approximately $50,000 in outstanding standby letters of credit.

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

There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   During the first quarter of 2005, the Company repurchased shares of its common stock as follows:

                                                                                                              (d) Maximum Number
                                                                                        (c) Total Number of      of Shares (or
                                                                                          Shares Purchased as  Approximate Dollar
                                                                                            Part of Publicly  Value) that may yet be
                                                (a) Total Number of  (b) Average Price       Announced Plans  Purchased under the
          Period                                 Shares Purchased      Paid per Share         or Programs     Plans or Programs
          ------                                 ----------------      --------------         -----------     -----------------
January ...................................                -             $    -                      -              N/A
February ..................................             1.56              21.66                   1.56              N/A
March .....................................           400.96              20.24                 400.96              N/A
                                                      ------             ------                 ------              ---

Total .....................................           402.52             $20.24                 402.52              N/A
                                                                         ======                 ======              ===

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 400 shares have been purchased pursuant to the plan. The number of shares to be purchased and the price per share is determined by the Board annually. For 2005, the Board has approved eleemosynary repurchases be made at the average selling price of Clover Community Bancshares, Inc. common stock over the previous six months with total repurchases not to exceed $100,000 and individual repurchases not to exceed $10,000. The repurchase plan does not have an expiration date. The remaining 2.52 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.

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


                                        CLOVER COMMUNITY BANKSHARES, INC.

Date:  May 10, 2005                    /s/ Gwen M. Thompson
                                        ----------------------------------------
                                        Gwen M. Thompson
                                        President, Chief Executive Officer and
                                        Principal Accounting Officer

                                  Exhibit Index



    Exhibit 31   Certifications of Chief Executive Officer pursuant to 13a-14(a)

    Exhibit 32   Certifications pursuant to 18 U.S.C. Section 1350