Form 10QSB
period 2005-06-30
CLOVER COMMUNITY BANKSHARES INC
filed 2005-08-15
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly Period Ended June 30, 2005 Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


      South Carolina                                  58-2381062
      --------------                                  ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                      Identification No.)


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

                                 Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,010,314 shares Outstanding on August 1, 2005.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited):

               Consolidated Balance Sheets ................................   1
               Consolidated Statements of Income ..........................   2
               Consolidated Statements of Changes in Shareholders' Equity .   3
               Consolidated Statements of Cash Flows ......................   4
               Notes to Unaudited Consolidated Financial Statements .......   5

Item 2.      Management's Discussion and Analysis or Plan of Operation .... 6-11

Item 3.      Controls and Procedures ......................................   11

PART II      OTHER INFORMATION

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds ..   12

Item 4.      Submission of Matters to a Vote of Security Shareholders .....   12

Item 6.      Exhibits .....................................................   12

SIGNATURES ................................................................   13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,          December 31,
                                                                                                        2005                2004
                                                                                                     (Unaudited)         (Audited)
                                                                                                     -----------         ---------
                                                                                                          (Dollars in thousands)
Assets
       Cash and cash equivalents:
          Cash and due from banks ........................................................           $    1,584           $    1,384
          Interest-bearing deposits in other banks .......................................                   16                   21
          Federal funds sold .............................................................               13,519                6,750
                                                                                                     ----------           ----------
               Total cash and cash equivalents ...........................................               15,119                8,155
                                                                                                     ----------           ----------

       Investment securities:
           Securities available for sale .................................................               15,032               14,202
           Nonmarketable equity securities ...............................................                  400                  372
                                                                                                     ----------           ----------
                Total investment securities ..............................................               15,432               14,574
                                                                                                     ----------           ----------

       Loans receivable ..................................................................               61,329               55,816
          Less allowance for loan losses .................................................                  711                  625
                                                                                                     ----------           ----------
              Loans - net ................................................................               60,618               55,191
                                                                                                     ----------           ----------

       Premises, furniture and equipment, net ............................................                2,122                2,194
       Accrued interest receivable .......................................................                  375                  341
       Other assets ......................................................................                  780                  472
                                                                                                     ----------           ----------

              Total assets ...............................................................              $94,446              $80,927
                                                                                                     ==========           ==========

Liabilities
       Deposits:
          Noninterest-bearing ............................................................               $9,010               $8,845
          Interest-bearing ...............................................................               72,131               59,128
                                                                                                     ----------           ----------
              Total deposits .............................................................               81,141               67,973
       Advances from Federal Home Loan Bank ..............................................                4,000                4,000
       Accrued interest payable ..........................................................                  288                  256
       Other liabilities .................................................................                  432                   91
                                                                                                     ----------           ----------
              Total liabilities ..........................................................               85,861               72,320
                                                                                                     ----------           ----------

Commitments and contingencies ............................................................                    -                    -

Shareholders' equity
       Common stock - $.01 par value,  10,000,000 shares  authorized; 1,010,554 and 1,011,056 shares issued and outstanding for 2005 and
          2004, respectively .............................................................                   10                   10
       Capital surplus ...................................................................                3,396                3,386
       Retained earnings .................................................................                5,155                5,125
       Accumulated other comprehensive income (loss) .....................................                   24                   86
                                                                                                     ----------           ----------
              Total shareholders' equity .................................................                8,585                8,607
                                                                                                     ----------           ----------

              Total liabilities and shareholders' equity .................................              $94,446              $80,927
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                      (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
                                                                       Six months      Six months     Three months     Three months
                                                                         Ended            Ended          ended           ended
                                                                      June 30, 2005    June 30, 2004   June 30, 2005   June 30, 2004
                                                                      -------------    -------------   -------------   -------------
                                                                            (Dollars in thousands,         (Dollars in thousands,
                                                                          except per share amounts)        except per share amounts)
Interest income
      Loans, including fees ....................................       $    2,144       $    1,730       $    1,111       $      904
      Securities
         Taxable ...............................................              164              189               85               81
         Tax-exempt ............................................              103              105               52               52
      Federal funds sold .......................................              110               16               73               10
      Other investments ........................................                6                4                3                2
                                                                       ----------       ----------       ----------       ----------

             Total interest income .............................            2,527            2,044            1,324            1,049
                                                                       ----------       ----------       ----------       ----------

Interest expense
      Time deposits $100,000 and over ..........................              143              105               82               52
      Other deposits ...........................................              359              259              207              129
      Other borrowings .........................................               60                -               32                -
                                                                       ----------       ----------       ----------       ----------

            Total interest expense .............................              562              364              321              181
                                                                       ----------       ----------       ----------       ----------

            Net interest income ................................            1,965            1,680            1,003              868

Provision for loan losses ......................................               90               56               45               30
                                                                       ----------       ----------       ----------       ----------

            Net interest income after provision ................            1,875            1,624              958              838
                                                                       ----------       ----------       ----------       ----------

Noninterest income
      Service charges on deposit accounts ......................              393              441              199              226
      Other income .............................................               35               38               21               14
                                                                       ----------       ----------       ----------       ----------

            Total noninterest income ...........................              428              479              220              240
                                                                       ----------       ----------       ----------       ----------

Noninterest expenses
      Salaries and employee benefits ...........................              874              784              436              399
      Net occupancy expense ....................................              227              227              116              113
      Postage and supplies .....................................               47               67               26               39
      ATM and debit card processing ............................               59               40               29               20
      Audit and accounting .....................................               28               25                6                7
      Other expenses ...........................................              300              233              170              126
                                                                       ----------       ----------       ----------       ----------

            Total noninterest expenses .........................            1,535            1,376              783              704
                                                                       ----------       ----------       ----------       ----------

            Income before income taxes .........................              768              727              395              374

Income tax expense .............................................              232              227              117              115
                                                                       ----------       ----------       ----------       ----------

               Net income ......................................       $      536       $      500       $      278       $      259
                                                                       ==========       ==========       ==========       ==========

Per share
      Average shares outstanding ...............................        1,010,800        1,012,755        1,011,372        1,012,506
      Net income ...............................................       $     0.53       $     0.49       $     0.27       $     0.26
      Cash dividends ...........................................             0.50             0.40                -                -



     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                         Common stock
                                                         ------------                                     Accumulated
                                                     Number                                                  other
                                                       of                        Capital    Retained     comprehensive
                                                     shares         Amount       surplus    earnings     income (loss)     Total
                                                     ------         ------       -------    --------     -------------     -----
                                                                           (In thousands, except share amounts)

Balance, January 1, 2004 .......................    1,012,779    $       10    $    3,417    $    4,489    $      122    $    8,038
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           500             -           500
      Change in unrealized holding
         losses on available for sale
         securities, net of
         income taxes ..........................            -             -             -             -          (228)         (228)
                                                                                                                         ----------

         Total comprehensive income ............                                                                                272
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        1,561             -            46             -             -            46
Repurchase and retirement of
      common stock .............................       (1,878)            -           (46)            -             -           (46)
Cash dividends - $.40 per share ................            -             -             -          (405)            -          (405)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2004 .........................    1,012,462    $       10    $    3,417    $    4,584    $     (106)   $    7,905
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Balance, January 1, 2005 .......................    1,011,056    $       10    $    3,386    $    5,125    $       86    $    8,607
                                                                                                                         ----------

Comprehensive income:
      Net income ...............................            -             -             -           536             -           536
      Change in unrealized holding
         losses on available for sale
         securities, net of
         income taxes ..........................            -             -             -             -           (62)          (62)
                                                                                                                         ----------

           Total comprehensive income ..........                                                                               (474)
                                                                                                                         ----------

Sales of common stock under
      dividend reinvestment plan ...............        1,744             -            56             -             -            56
Repurchase and retirement of
      common stock .............................       (2,246)            -           (46)            -             -           (46)
Cash dividends - $.50 per share ................            -             -             -          (506)            -          (506)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, June 30, 2005 .........................    1,010,554    $       10    $    3,396    $    5,155    $       24    $    8,585
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                                (Unaudited)
                                                                                                                -----------
                                                                                                           2005              2004
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Operating activities
      Net income .............................................................................          $    536           $    500

      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ...........................................................                90                 56
         Depreciation and amortization .......................................................                38                159
         Securities accretion ................................................................                 4                 15
         Increase in interest receivable .....................................................               (34)               (12)
         Increase (decrease) in interest payable .............................................                32                (18)
         (Increase) decrease in prepaid expenses and other assets ............................                49                (38)
         Increase in accrued expenses and other liabilities ..................................                11                 43
                                                                                                        --------           --------

             Net cash provided by operating activities .......................................               726                705
                                                                                                        --------           --------

Investing activities
      Purchases of available for sale securities .............................................            (2,445)                 -
      Purchases of other investments .........................................................               (28)                (7)
      Maturities and calls of available for sale securities ..................................                 -              1,205
      Proceeds from principal prepayments on investment securities ...........................             1,522              2,136
      Net increase in loans made to customers ................................................            (5,483)            (8,502)
      Purchases of premises and equipment ....................................................                 -                (88)
                                                                                                        --------           --------

             Net cash used for investing activities ..........................................            (6,434)            (5,256)
                                                                                                        --------           --------

Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .......................................................               165              4,837
      Net increase in certificates of deposit and other time deposits ........................            13,003              1,059
      Cash dividends .........................................................................              (506)              (405)
      Common stock sold under dividend reinvestment plan .....................................                56                 46
      Repurchase and retirement of common stock ..............................................               (46)               (46)
                                                                                                        --------           --------

             Net cash provided by financing activities .......................................            12,672              5,491
                                                                                                        --------           --------

             Increase in cash and cash equivalents ...........................................             6,964                940

Cash and cash equivalents, beginning .........................................................             8,155              5,948
                                                                                                        --------           --------

Cash and cash equivalents, ending ............................................................          $ 15,119           $  6,888
                                                                                                        ========           ========
Cash paid for:
      Interest ...............................................................................          $    564           $    382
      Income taxes ...........................................................................          $    232           $      -



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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                            (Unaudited)        (Unaudited)       (Unaudited)        (Unaudited)
                                                          Six months ended  Six months ended  Three months ended  Three months ended
                                                            June 30, 2005     June 30, 2004     June 30, 2005        June 30, 2004
                                                            -------------     -------------     -------------        -------------
                                                                                  (Dollars in thousands)
Net income .................................................   $ 536               $ 500               $ 278              $ 259
                                                               -----               -----               -----              -----

Other Comprehensive income (loss):
      Change in unrealized holding gains
         (losses) on available for sale securities .........     (89)               (356)                 58               (522)
      Income tax expense (benefit)
         on other comprehensive income (loss) ..............     (27)               (128)                  8               (187)
                                                               -----               -----               -----              -----
            Total other comprehensive
                 income (loss) .............................     (62)               (228)                 50               (335)
                                                               -----               -----               -----              -----

Comprehensive income .......................................   $ 474               $ 272               $ 328              $ (76)
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

Results of Operations for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004:

The Company recorded consolidated net income of $278,000 or $.27 per share for the second quarter of 2005 compared to $259,000 or $.26 per share for the second quarter of 2004, primarily a result of an increase in loan volume and higher annualized yields on loans and investments.

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

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the second quarter of 2005, net interest income was $1,003,000, an increase of $135,000 or 15.6% from the second quarter of 2004. The average annualized yield on average interest-earning assets was 6.73% for the second quarter of 2005, compared to 6.07% for the second quarter of 2004. Average interest-earning assets during the 2005 period were $78,688,000, an increase of $9.6 million or 13.8% over the comparable period of 2004, and the growth was primarily in the loan portfolio, which is the Company's highest earning asset. The annualized rate paid on average interest-bearing liabilities was 1.89% for the 2005 period, and 1.24% for the 2004 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the second quarter of 2005 was 4.84%, an increase of 1 basis point from the 4.83% average interest rate spread experienced for the same period of 2004. Annualized net yield on earning assets (net interest income divided by average interest-earning assets) was 5.10% for the second quarter of 2005, an increase of 8 basis points from the 5.02% for the second three months of 2004.

Loan Loss Provision

The provision for loan losses totaled $45,000 for the second quarter of 2005 compared to $30,000 for the same period in 2004. For the three months ended June 30, 2005, net recoveries totaled $1,800 compared to net charge-offs of $4,799 during the same period of 2004.

Noninterest Income

Noninterest income totaled $220,000 for the second quarter of 2005, compared to $240,000 for the second quarter of 2004. Service charges on deposit accounts decreased $27,000, primarily due to a decrease in overdraft charges and NSF return charges, which provided less fee income. There were no realized securities gains or losses in either the 2005 or 2004 periods.

Noninterest Expenses

Noninterest expenses totaled $783,000 for the second quarter of 2005, compared to $704,000 for the same period in 2004, for an 11.2% increase. Salaries and employee benefits expenses increased $37,000, resulting primarily from the hiring of additional staff in preparation for complying with the requirements of the Sarbanes-Oxley Act of 2002. All other expenses increased $42,000, resulting primarily from the addition of a security officer at the Lake Wylie branch.

Results of Operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:

The Company recorded consolidated net income of $536,000 or $.53 per share through June 30, 2005 compared to $500,000 or $.49 per share for the same period of 2004. This 7.2% improvement reflects continued growth in the loan portfolio and related interest income partially offset by higher interest expense as a result of a 25.0% increase in the balance of interest-bearing deposits compared to June 30, 2004.

Net Interest Income

For the six months ended June 30, 2005, net interest income was $1,965,000, an increase of $285,000 or 17.0% from the same period of 2004. The annualized yield on average interest-earning assets was 6.28% for the six months ended June 30, 2005, compared to 5.97% for the six months ended June 30, 2004. Average interest-earning assets during the 2005 period totaled $80,432,000, an increase of $12.0 million or 17.5% over the comparable period of 2004, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.65% for the 2005 period, and 1.28% for the 2004 period. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the six months ended June 30, 2005 was 4.63%, a decrease of 6 basis points from the 4.69% average interest rate spread experienced for the same period of 2004. Net yield on earning assets (net interest income divided by average interest-earning assets) was 4.89%, a decrease of 2 basis points from the 4.91% for the first six months of 2004.

Loan Loss Provision

The provision for loan losses totaled $90,000 for the six months ended June 30, 2005 compared to $56,000 for the same period in 2004. For the six months ended June 30, 2005, net charge-offs totaled $4,000 compared to net charge-offs of $8,450 during the same period of 2004.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Noninterest Income

Noninterest income totaled $428,000 through June 30, 2005, compared to $479,000 for the same period of 2004. Service charges on deposit accounts decreased $48,000, primarily due to a decrease of $45,000 in overdraft charges. Other income decreased $3,000, primarily resulting from a $3,000 decrease in commissions on life insurance over the same period in 2004. There were no realized securities gains or losses in either the 2005 or 2004 periods.

Noninterest Expenses

Noninterest expenses totaled $1,535,000 through June 30, 2005, compared to $1,376,000 for the same period in 2004, for an 11.6% increase. Salaries and employee benefits expenses increased $90,000, resulting primarily from the hiring of additional staff in preparation for complying with the requirements of the Sarbanes-Oxley Act of 2002. All other expenses increased $69,000, primarily due to an increase in ATM and debit card processing expenses of $19,000 caused by a conversion of our ATM and debit card processing to a system that processes these transactions in real time, an increase of $27,000 in audit and accounting fees and the addition of a security officer at the Lake Wylie branch.

Balance Sheet Review

Total consolidated assets increased $13.5 million from $80.9 million at December 31, 2004 to $94.4 million at June 30, 2005. This 16.7% increase in assets was funded in part by growth of $13.2 million in deposits, which totaled $81.1 million at June 30, 2005. Net loans grew $5.4 million from $55.1 million at December 31, 2004 to $60.6 million at June 30, 2005. Investment securities increased $830,000, from $14.2 million at December 31, 2004 to $15.0 million at June 30, 2005, which was offset by principal repayments on securities. There were five purchases and no sales of investment securities during the second quarter of 2005. No securities matured during the second quarter of 2005.

Loan Portfolio and Allowance for Loan Losses

Outstanding loans represented the largest component of earning assets as of June 30, 2005 at $61.3 million or 67.9% of total earning assets, compared to 72.3% at December 31, 2004. Gross loans increased 9.9% from December 31, 2004.

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                                     June 30,           December 31,
                                                                                                       2005                 2004
                                                                                                       ----                 ----
                                                                                                          (Dollars in thousands)
Commercial ................................................................................            $ 14,326            $ 20,515
Real Estate - 1-4 Family ..................................................................              17,058              13,785
Real Estate - Construction ................................................................              12,262               8,883
Real Estate - Farmland ....................................................................               1,083                 575
Real Estate - Commercial ..................................................................              13,590               8,298
Consumer and installment loans ............................................................               3,010               3,760
                                                                                                       --------            --------
                                                                                                       $ 61,329            $ 55,816
                                                                                                       ========            ========
Allowance for loan losses, December 31, 2004 ..............................................            $    625
Provision .................................................................................                  90
(Charge-offs) recoveries ..................................................................                  (4)
                                                                                                       --------
Allowance for loan losses, June 30, 2005 ..................................................            $    711
                                                                                                       ========
Allowance for loan losses to loans outstanding, December 31, 2004 .........................                1.12%
Allowance for loan losses to loans outstanding, June 30, 2005 .............................                1.16%

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was 1.16% of gross loans at June 30, 2005 compared to 1.12% at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb all estimated losses inherent in the loan portfolio as of June 30, 2005.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of June 30, 2005, there were $237,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of June 30, 2004 there were $2,000 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $2,681,000 at June 30, 2005.

Investment Portfolio

Investment securities represented 17.1% and 20.5% of earning assets at June 30, 2005 and December 31, 2004, respectively. Investment securities increased 5.9% from December 31, 2004. From December 31, 2004 to June 30, 2005, $290,000 in securities matured. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of $58,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of $342,000 in the Federal Home Loan Bank of Atlanta.

The following is a table of available for sale investment securities by type at June 30, 2005 and December 31, 2004:

                                                     June 30,     December 31,
                                                      2005            2004
                                                      ----            ----
                                                        (Dollars in thousands)

U. S.  Government sponsored agencies .............   $ 2,955        $ 1,985
Agency mortgage-backed securities ................     6,461          6,870
Municipals .......................................     5,616          5,347
                                                     -------        -------

Total ............................................   $15,032        $14,202
                                                     =======        =======

Deposits

Average balances within the major deposit categories as of June 30, 2005 and December 31, 2004 were as follows:

                                                     June 30,     December 31,
                                                      2005            2004
                                                      ----            ----
                                                        (Dollars in thousands)

Noninterest-bearing demand deposits ................  $ 9,550       $ 8,510
Interest-bearing transaction accounts ..............   26,171        23,394
Savings deposits ...................................    4,626         7,891
Time deposits less than $100,000 ...................   21,513        11,079
Time deposits of $100,000 or more ..................   11,611        15,923
                                                      -------       -------

                                                      $73,471       $66,797
                                                      =======       =======

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

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

At June 30, 2005, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $15.1 million and represented 16.0% of total assets. Investment securities available for sale totaled $15.0 million, and represented 16.3% of total assets. Unpledged investment securities classified as available for sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 87.0% of the Company's investment portfolio was unpledged at June 30, 2005. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at June 30, 2005 was 74.7% and 81.2% at December 31, 2004. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $5.2 million and, as a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), can borrow under a FHLB facility. At June 30, 2005, the Company had approximately $6.3 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Capital Adequacy

Shareholders' equity at June 30, 2005 was $8,585,000 compared to $8,607,000 at December 31, 2004. Components of this decrease of $22,000 included second quarter 2005 net income of $536,000 and a net increase of $10,000 from the sale of common stock under the Company's dividend reinvestment plan offset by cash dividends paid of $506,000, and a $62,000 unrealized loss on available for sale securities, net of deferred tax effects.

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

Under the capital adequacy guidelines, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. The Bank's Tier 2 capital generally consists of the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at June 30, 2005.

The June 30, 2005 risk-based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:

                                                                                     Total
                                                                    Tier 1          Capital       Leverage
                                                                    ------          -------       --------
Clover Community Bank ............................................   11.3%           12.3%           8.9%
Minimum "well-capitalized" requirement ...........................    6.0%           10.0%           5.0%
Minimum requirement ..............................................    4.0%            8.0%           3.0%

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have variable or fixed interest rates and fixed expiration dates. At June 30, 2005, commitments to extend credit totaled approximately $14.8 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $7.8 million of the Bank's total commitments had expiration dates of one year or less at June 30, 2005. Commitments expiring after one year through five years totaled approximately $3.8 million and commitments expiring after five years approximated $3.2 million. At June 30, 2005, the Bank had approximately $365,000 in outstanding standby letters of credit.

Past experience indicates that many of these commitments to extend credit will expire not fully funded or unused. However, as described in "Liquidity Management" above, management believes that the Company has adequate sources of liquidity to meet these obligations should the need arise. The Company is not involved in any other off-balance sheet contractual relationships or transactions, which could result in liquidity needs or significantly impact earnings nor does the Company have unconsolidated related entities.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     During the second quarter of 2005, the Company repurchased shares of its common stock as follows:

                                                                                                       (d) Maximum Number
                                                                              (c) Total Number of       of Shares (or
                                                                               Shares Purchased as     Approximate Dollar
                                                                                Part of Publicly      Value) that may yet be
                       (a) Total Number of         (b) Average Price Paid      Announced Plans or      Purchased under the
        Period          Shares Purchased                per Share                 Programs               Plans or Programs
        ------          ----------------                ---------                 --------               -----------------
April .................     1,843.18                     $20.49                   1,843.18                    N/A
May ...................            -                          -                          -                    N/A
June ..................            -                          -                          -                    N/A
                            --------                     ------                   --------
Total .................     1,843.18                     $20.49                   1,843.18                    N/A
                            ========                     ======                   ========

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 2,243 shares have been purchased pursuant to the plan during 2005. The number of shares to be purchased and the price per share is determined by the Board annually. For 2005, the Board has approved eleemosynary repurchases be made at the average selling price of Clover Community Bancshares, Inc. common stock over the previous six months with total repurchases not to exceed $100,000 and individual repurchases not to exceed $10,000. The repurchase plan does not have an expiration date. The remaining 2.7 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 18, 2005, the Company held its annual meeting of shareholders. The following persons were elected as directors to serve one-year terms, with 1,012,190 shares voted, representing 62.73% of the total voting shares.

                                      For           Against     Withheld
                                      ---           -------     --------
Charles R. Burrell ........        635,042            -              -
David A. Cyphers ..........        635,042            -              -
Nancy D. Daves ............        635,042            -              -
Herbert Kirsh .............        635,042            -              -
James H. Owen, Jr. ........        635,042            -              -
Gwen M. Thompson ..........        635,042            -              -
James C. Young ............        635,042            -              -

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


                                         CLOVER COMMUNITY BANKSHARES, INC.

Date:  August 11, 2005                  /s/  Gwen M. Thompson
                                         ---------------------------------------
                                          Gwen M. Thompson
                                          President, Chief Executive Officer and
                                          Principal Accounting Officer

                                  Exhibit Index



    Exhibit 31   Certifications of Chief Executive Officer pursuant to 13a-14(a)

    Exhibit 32   Certifications pursuant to 18 U.S.C. Section 1350