Form 10QSB
period 2005-09-30
CLOVER COMMUNITY BANKSHARES INC
filed 2005-11-14
CIK 1057017

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For Quarterly Period Ended September 30, 2005 Commission File No. 000-24749


                        CLOVER COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     South Carolina                              58-2381062
 ----------------------------       -------------------------------------------
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

                                 Yes [X] No [ ]

  Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.01 par value, 1,009,345 shares Outstanding on October 31, 2005.

         Transitional Small Business Format (Check one): Yes [ ] No [X]

                        CLOVER COMMUNITY BANKSHARES, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited):

             Consolidated Balance Sheets ..................................   1
             Consolidated Statements of Income ............................   2
             Consolidated Statements of Changes in Shareholders' Equity ...   3
             Consolidated Statements of Cash Flows ........................   4
             Notes to Unaudited Consolidated Financial Statements .........   5

Item 2.    Management's Discussion and Analysis or Plan of Operation ...... 6-11

Item 3.    Controls and Procedures ........................................   11

PART II    OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ....   12

Item 6.    Exhibits .......................................................   12

SIGNATURES ................................................................   13

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CLOVER COMMUNITY BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      September 30,     December 31,
                                                                                                           2005             2004
                                                                                                       (Unaudited)       (Audited)
                                                                                                       -----------       ---------
                                                                                                          (Dollars in thousands)
Assets
       Cash and cash equivalents:
          Cash and due from banks .............................................................         $   4,304          $   1,384
          Interest-bearing deposits in other banks ............................................                 6                 21
          Federal funds sold ..................................................................            14,712              6,750
                                                                                                        ---------          ---------
               Total cash and cash equivalents ................................................            19,022              8,155
                                                                                                        ---------          ---------
       Investment securities:
           Securities available for sale ......................................................            16,847             14,202
           Nonmarketable equity securities ....................................................               400                372
                                                                                                        ---------          ---------
                Total investment securities ...................................................            17,247             14,574
                                                                                                        ---------          ---------
       Loans receivable .......................................................................            62,104             55,816
          Less allowance for loan losses ......................................................               751                625
                                                                                                        ---------          ---------
              Loans - net .....................................................................            61,353             55,191
                                                                                                        ---------          ---------
       Premises, furniture and equipment, net .................................................             2,079              2,194
       Accrued interest receivable ............................................................               338                341
       Other assets ...........................................................................               614                472
                                                                                                        ---------          ---------
              Total assets ....................................................................         $ 100,653          $  80,927
                                                                                                        =========          =========
Liabilities
       Deposits:
          Noninterest-bearing .................................................................         $   9,548          $   8,845
          Interest-bearing ....................................................................            79,546             59,128
                                                                                                        ---------          ---------
              Total deposits ..................................................................            89,094             67,973
       Advances from Federal Home Loan Bank ...................................................             2,000              4,000
       Accrued interest payable ...............................................................               395                256
       Other liabilities ......................................................................               305                 91
                                                                                                        ---------          ---------
              Total liabilities ...............................................................            91,794             72,320
                                                                                                        ---------          ---------
Commitments and contingencies .................................................................                 -                  -

Shareholders' equity
       Common stock - $.01 par value, 10,000,000 shares authorized; 1,009,346 and 1,011,056 shares issued and outstanding for 2005 and
          2004, respectively ..................................................................                10                 10
       Capital surplus ........................................................................             3,371              3,386
       Retained earnings ......................................................................             5,486              5,125
       Accumulated other comprehensive income (loss) ..........................................                (8)                86
                                                                                                        ---------          ---------
              Total shareholders' equity ......................................................             8,859              8,607
                                                                                                        ---------          ---------
              Total liabilities and shareholders' equity ......................................         $ 100,653          $  80,927
                                                                                                        =========          =========



     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       (Unaudited)    (Unaudited)      (Unaudited)      (Unaudited)
                                                                       Nine months     Nine months     Three months    Three months
                                                                         Ended            Ended            ended          Ended
                                                                      September 30,   September 30,    September 30,   September 30,
                                                                         2005             2004             2005            2004
                                                                      -------------   ------------     -------------    ------------
                                                                         (Dollars in thousands,          (Dollars in thousands,
                                                                        except per share amounts)        except per share amounts)
                                                                      ----------------------------     -----------------------------

Interest income
      Loans, including fees ....................................       $    3,370       $    2,678       $    1,226       $      948
      Securities
         Taxable ...............................................              261              269               97               80
         Tax-exempt ............................................              158              157               55               52
      Federal funds sold .......................................              211               27              101               11
      Other investments ........................................               11                7                5                2
                                                                       ----------       ----------       ----------       ----------
             Total interest income .............................            4,011            3,138            1,484            1,093
                                                                       ----------       ----------       ----------       ----------
Interest expense
      Time deposits $100,000 and over ..........................              250              160              107               54
      Other deposits ...........................................              621              390              262              131
      Other borrowings .........................................               95                3               35                3
                                                                       ----------       ----------       ----------       ----------
            Total interest expense .............................              966              553              404              188
                                                                       ----------       ----------       ----------       ----------
            Net interest income ................................            3,045            2,585            1,080              905

Provision for loan losses ......................................              135              101               45               45
                                                                       ----------       ----------       ----------       ----------
            Net interest income after provision ................            2,910            2,484            1,035              860
                                                                       ----------       ----------       ----------       ----------
Noninterest income
      Service charges on deposit accounts ......................              616              680              223              239
      Other income .............................................               50               51               15               13
                                                                       ----------       ----------       ----------       ----------
            Total noninterest income ...........................              666              731              238              252
                                                                       ----------       ----------       ----------       ----------
Noninterest expenses
      Salaries and employee benefits ...........................            1,319            1,171              445              386
      Net occupancy expense ....................................              347              336              120              109
      Postage and supplies .....................................               67               98               20               31
      ATM and debit card processing ............................               94               64               35               24
      Audit and accounting .....................................               58               46               30               21
      Other expenses ...........................................              436              372              136              140
                                                                       ----------       ----------       ----------       ----------
            Total noninterest expenses .........................            2,321            2,087              786              711
                                                                       ----------       ----------       ----------       ----------
            Income before income taxes .........................            1,255            1,128              487              401

Income tax expense .............................................              388              349              156              122
                                                                       ----------       ----------       ----------       ----------
               Net income ......................................       $      867       $      779       $      331       $      279
                                                                       ==========       ==========       ==========       ==========
Per share

      Average shares outstanding ...............................        1,009,420        1,012,552        1,008,320        1,012,506
      Net income ...............................................       $     0.86       $     0.77       $     0.33       $     0.26
      Cash dividends ...........................................             0.50             0.40                -                -



     See accompanying notes to unaudited consolidated financial statements.

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                           Common stock
                                                           ------------                                    Accumulated
                                                      Number                                                  Other
                                                        of                      Capital      Retained     comprehensive
                                                      shares         Amount     surplus      earnings      income (loss)     Total
                                                      ------         ------     -------      --------      -------------     -----
                                                                             (In thousands, except share amounts)
Balance, January 1, 2004 .......................    1,012,779    $       10    $    3,417    $    4,489         $  122  $    8,038
                                                                                                                         ----------
Comprehensive income:
      Net income ...............................            -             -             -           779             -           779
      Change in unrealized holding
         losses on available for sale
         securities, net of income taxes .......            -             -             -             -           (11)          (11)
                                                                                                                         ----------
           Total comprehensive income ..........                                                                                768
                                                                                        -                                ----------
Sales of common stock under
      dividend reinvestment plan ...............        1,561             -            46             -             -            46
Repurchase and retirement of common stock ......                          -           (62)            -             -           (62)
                                                       (2,579)
Cash dividends - $.40 per share.................            -             -             -          (405)            -          (405)
                                                   ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2004 ....................    1,011,761    $       10    $    3,401    $    4,863    $      111    $    8,385
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Balance, January 1, 2005 .......................    1,011,056    $       10    $    3,386    $    5,125    $       86    $    8,607
                                                                                                                         ----------
Comprehensive income:
      Net income ...............................            -             -             -           867             -           867
      Change in unrealized holding
         losses on available for sale
         securities, net of
         income taxes ..........................            -             -             -             -           (94)          (94)
                                                                                                                         ----------
           Total comprehensive income ..........                                                                                773
                                                                                                                         ----------
Sales of common stock under
      dividend reinvestment plan ...............        1,744             -            56             -             -            56
Repurchase and retirement of common stock ......       (3,454)            -           (71)            -             -           (71)
Cash dividends - $.50 per share ................            -             -             -          (506)            -          (506)
                                                   ----------    ----------    ----------    ----------    ----------    ----------

Balance, September 30, 2005 ....................    1,009,346    $       10    $    3,371    $    5,486    $       (8)   $    8,859
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

Part I - FINANCIAL INFORMATION
Item 1.  Financial Statements (continued)

                        CLOVER COMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                                (Unaudited)
                                                                                                                -----------
                                                                                                          2005               2004
                                                                                                          ----               ----
                                                                                                            (Dollars in thousands)
Operating activities
      Net income .............................................................................          $    867           $    779
      Adjustments to reconcile net income to net cash provided by operating activities
         Provision for loan losses ...........................................................                88                101
         Depreciation and amortization .......................................................               137                235
         Securities accretion ................................................................                15                 20
         Decrease in interest receivable .....................................................                 3                 27
         Increase in interest payable ........................................................               139                  4
         Decrease in prepaid expenses and other assets .......................................               131                140
         Increase in accrued expenses and other liabilities ..................................               (11)                65
                                                                                                        --------           --------
             Net cash provided by operating activities .......................................             1,369              1,371
                                                                                                        --------           --------
Investing activities
      Purchases of available for sale securities .............................................            (4,111)              (366)
      Purchases of other investments .........................................................               (28)                (7)
      Sales of available for sale securities .................................................                 -                821
      Maturities and calls of available for sale securities ..................................                 -              1,205
      Proceeds from principal prepayments on investment securities ...........................             1,309              2,812
      Net increase in loans made to customers ................................................            (6,250)           (10,952)
      Purchases of premises and equipment ....................................................               (22)              (158)
                                                                                                        --------           --------
             Net cash used for investing activities ..........................................            (9,102)            (6,645)
                                                                                                        --------           --------
Financing activities
      Net increase in demand deposits, interest-bearing transaction
         accounts and savings accounts .......................................................            17,375              3,278
      Net increase in certificates of deposit and other time deposits ........................             3,746              2,313
      Increase (decrease) in FHLB borrowings .................................................            (2,000)             4,000
      Cash dividends .........................................................................              (506)              (405)
      Common stock sold under dividend reinvestment plan .....................................                56                 46
      Repurchase and retirement of common stock ..............................................               (71)               (62)
                                                                                                        --------           --------
             Net cash provided by financing activities .......................................            18,600              9,170
                                                                                                        --------           --------
             Increase in cash and cash equivalents ...........................................            10,867              3,896

Cash and cash equivalents, beginning .........................................................             8,155              5,948
                                                                                                        --------           --------
Cash and cash equivalents, ending ............................................................          $ 19,022           $  9,844
                                                                                                        ========           ========
Cash paid for:
      Interest ...............................................................................          $    968           $    555

      Income taxes ...........................................................................          $    383           $    349


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

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements of Clover Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission.

Comprehensive Income - The components of other comprehensive income or loss and related tax effects are as follows:

                                                                          (Unaudited)     (Unaudited)   (Unaudited)     (Unaudited)
                                                                          Nine months     Nine months   Three months   Three months
                                                                             ended           ended         ended           ended
                                                                         September 30,   September 30,  September 30,  September 30,
                                                                             2005            2004           2005           2004
                                                                             ----            ----           ----           ----
                                                                                            (Dollars in thousands)
Net income .........................................................          $ 867           $ 779           $ 331           $ 279
                                                                              -----           -----           -----           -----
Other Comprehensive income (loss):
      Change in unrealized holding gains
         (losses) on available for sale securities .................           (142)            (17)            (53)            338
      Income tax (expense) benefit
         on other comprehensive income (loss) ......................             48               6              21            (121)
                                                                              -----           -----           -----           -----
            Total other comprehensive income (loss) ................            (94)            (11)            (32)            217
                                                                              -----           -----           -----           -----
Comprehensive income ...............................................          $ 773           $ 768           $ 299           $ 496
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

Results of Operations for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004:

The Company recorded consolidated net income of $331,000 or $0.33 per share for the third quarter of 2005 compared to $279,000 or $0.28 per share for the third quarter of 2004, primarily a result of an increase in loan volume and higher annualized yields on loans and investments.

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

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

For the third quarter of 2005, net interest income was $1,080,000, an increase of $175,000 or 19.3% from the third quarter of 2004. The annualized yield on average interest-earning assets was 6.49% for the third quarter of 2005, compared to 6.02% for the third quarter of 2004. Average interest-earning assets during the 2005 period were $91,452,000, an increase of $18.8 million or 25.8% over the comparable period of 2004, and the growth was primarily in the loan portfolio, which is the Company's highest earning asset. The annualized rate paid on average interest-bearing liabilities was 2.05% for the 2005 period, and 1.25% for the 2004 period. The increase was due to overall increases in interest rates as a result of Federal Reserve actions to forestall inflation. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the third quarter of 2005 was 4.44%, a decrease of 33 basis points from the 4.77% average interest rate spread experienced for the same period of 2004. Annualized net yield on earning assets (net interest income divided by average interest-earning assets) was 4.72% for the third quarter of 2005, a decrease of 26 basis points from the 4.98% for the third quarter of 2004.

Loan Loss Provision

The provision for loan losses totaled $45,000 for both the third quarter of 2005 and the same period in 2004. For the three months ended September 30, 2005, net charge-offs totaled $4,000 compared to net charge-offs of $7,900 during the same period of 2004.

Noninterest Income

Noninterest income totaled $238,000 for the third quarter of 2005, compared to $252,000 for the third quarter of 2004. Service charges on deposit accounts decreased $16,000, primarily due to reduced fees charged resulting from the conversion to real-time ATM processing. There were no realized securities gains or losses in either the 2005 or 2004 periods.

Noninterest Expenses

Noninterest expenses totaled $786,000 for the third quarter of 2005, compared to $711,000 for the same period in 2004, for an 10.5% increase. Salaries and employee benefits expenses increased $59,000, due primarily to higher salary and insurance expenses resulting from the hiring of a mortgage originator combined with additional staffing added earlier in 2005. All other expenses increased $16,000, resulting primarily from increased audit and legal fees and the addition of a security officer at the Lake Wylie branch.

Results of Operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

The Company recorded consolidated net income of $867,000 or $0.86 per share through September 30, 2005 compared to $779,000 or $0.77 per share for the same period of 2004. This 11.3% improvement reflects continued growth in the loan portfolio and related interest income partially offset by higher interest expense as a result of a 35.4% increase in the balance of interest-bearing deposits compared to September 30, 2004.

Net Interest Income

For the nine months ended September 30, 2005, net interest income was $3,045,000, an increase of $460,000 or 17.8% from the same period of 2004. The annualized yield on average interest-earning assets was 6.23% for the nine months ended September 30, 2005, compared to 6.01% for the nine months ended September 30, 2004. Average interest-earning assets during the 2005 period totaled $85,838,000, an increase of $16,288,000 or 23.4% over the comparable period of 2004, and the growth was primarily in the loan portfolio, which is the Company's highest earning category of assets. The annualized rate paid on average interest-bearing liabilities was 1.81% for the 2005 period, and 1.28% for the 2004 period. The increase was due to overall increases in interest rates as a result of Federal Reserve actions to forestall inflation. Interest rate spread (average yield on interest-earning assets less the average rate paid on interest-bearing liabilities) for the nine months ended September 30, 2005 was 4.42%, a decrease of 31 basis points from the 4.73% average interest rate spread experienced for the same period of 2004. Annualized net yield on earning assets (net interest income divided by average interest-earning assets) was 4.73%, a decrease of 22 basis points from the 4.95% for the first nine months of 2004.

Loan Loss Provision

The provision for loan losses totaled $135,000 for the nine months ended September 30, 2005 compared to $101,000 for the same period in 2004. For the nine months ended September 30, 2005, net charge-offs totaled $9,000 compared to net charge-offs of $25,000 during the same period of 2004.

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

Noninterest Income

Noninterest income totaled $666,000 through September 30, 2005, compared to $731,000 for the same period of 2004. Service charges on deposit accounts decreased $64,000, primarily due to reduced fees charged resulting from the conversion to real time ATM processing. Other income remained consistent with the same period in 2004. There were no realized securities gains or losses in either the 2005 or 2004 periods.

Noninterest Expenses

Noninterest expenses totaled $2,321,000 through September 30, 2005, compared to $2,087,000 for the same period in 2004, for an 11.2% increase. Salaries and employee benefits expenses increased $148,000, due primarily to higher salary and insurance expenses resulting from the hiring of a mortgage originator combined with additional staffing added earlier in 2005. All other expenses increased $86,000, resulting primarily from expenditures relating to the ATM conversion to real time processing, increased audit and legal fees and the addition of a security officer at the Lake Wylie branch.

Balance Sheet Review

Total consolidated assets increased $19.7 million from $80.9 million at December 31, 2004 to $100.7 million at September 30, 2005. This 24.4% increase in assets was funded in part by growth of $19.5 million in deposits, which totaled $91.8 million at September 30, 2005. Net loans grew $6.2 million from $55.2 million at December 31, 2004 to $61.4 million at September 30, 2005. Investment securities increased $2.6, from $14.2 million at December 31, 2004 to $16.8 million at September 30, 2005, which was offset by principal repayments on securities. There were four purchases and no sales of investment securities during the third quarter of 2005. No securities matured during the third quarter of 2005.

Loan Portfolio and Allowance for Loan Losses

Outstanding loans represented the largest component of earning assets as of September 30, 2005 at $62.1 million or 66.0% of total earning assets, compared to 72.3% at December 31, 2004. Gross loans increased 11.3% from December 31, 2004.

Balances within the major loan categories as well as changes in the allowance account were as follows:

                                                                                                    September 30,       December 31,
                                                                                                         2005              2004
                                                                                                         ----              ----
                                                                                                         (Dollars in thousands)

Commercial ................................................................................            $ 14,482          $ 20,515
Real Estate - 1-4 Family ..................................................................              17,008            13,785
Real Estate - Construction ................................................................              13,375             8,883
Real Estate - Farmland ....................................................................                 971               575
Real Estate - Commercial ..................................................................              13,334             8,298
Consumer and installment loans ............................................................               3,010             3,760
                                                                                                       --------          --------
                                                                                                       $ 62,104          $ 55,816
                                                                                                       ========          ========
Allowance for loan losses, December 31, 2004 ..............................................            $    625
Provision .................................................................................                 135
(Charge-offs) recoveries ..................................................................                  (9)
                                                                                                       --------
Allowance for loan losses, September 30, 2005 .............................................            $    751
                                                                                                       ========
Allowance for loan losses to loans outstanding, December 31, 2004 .........................                1.12%
Allowance for loan losses to loans outstanding, September 30, 2005 ........................                1.21%

Part I - FINANCIAL INFORMATION
Item 2. (Continued)

The loan portfolio is periodically reviewed to evaluate the outstanding loans, to measure both the performance of the portfolio and the adequacy of the allowance for loan losses, and to provide for probable losses inherent in the loan portfolio. This analysis and determination of the level of the allowance includes a review of past-due loans and delinquency trends, actual losses, classified and criticized loans, loan portfolio growth, concentrations of credit, classifications of outstanding loans, economic conditions, historical charge-off activity and internal credit risk ratings. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may or may not be accurate. Because of the inherent uncertainty of assumptions made during the evaluation process, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional allocations will not be required. The allowance for loan losses was 1.21% of gross loans at September 30, 2005 compared to 1.12% at December 31, 2004. Management believes that the allowance for loan losses is adequate to absorb all estimated losses inherent in the loan portfolio as of September 30, 2005.

Nonperforming assets consist of nonaccrual loans, other real estate owned and repossessed collateral. Generally, loans are placed on nonaccrual status when they become 90 days past due, or when management believes that the borrower's financial condition is such that collection of the loan is doubtful. Interest stops accruing when a loan is placed on nonaccrual status. Payments of interest on these loans are recognized when received. As of September 30, 2005, there were approximately $14,549 in nonaccrual loans and no loans 90 days or more past due and still accruing interest. As of September 30, 2004 there were $1,038 in nonaccrual loans and no loans 90 days or more past due and still accruing interest.

Loans to directors and executive officers and their related interests totaled approximately $2.0 million at September 30, 2005.

Investment Portfolio

Investment securities represented 17.9% and 20.5% of earning assets at September 30, 2005 and December 31, 2004, respectively. Investment securities increased 18.6% from December 31, 2004. From December 31, 2004 to September 30, 2005, $290,000 in securities matured. The Company primarily invests in U. S. Government agencies or government-sponsored agencies, mortgage-backed securities, collateralized mortgage obligations and municipal bonds. The Company also owns stock of approximately $58,000 in The Bankers Bank, which the Company uses as its clearing bank, and stock of approximately $342,000 in the Federal Home Loan Bank of Atlanta.

The following is a table of available for sale investment securities by type at September 30, 2005 and December 31, 2004:

                                                   September 30,    December 31,
                                                       2005            2004
                                                       ----            ----
                                                        (Dollars in thousands)

U. S.  Government sponsored agencies .............    $ 2,952        $ 1,985
Agency mortgage-backed securities ................      6,269          6,870
Municipals .......................................      7,626          5,347
                                                      -------        -------
Total ............................................    $16,847        $14,202
                                                      =======        =======

Deposits

Average balances within the major deposit categories as of September 30, 2005 and December 31, 2004 were as follows:

                                                  September 30,     December 31,
                                                      2005             2004
                                                      ----             ----
                                                   (Dollars in thousands)

Noninterest-bearing demand deposits ..........      $ 9,543       $ 8,510
Interest-bearing transaction accounts ........       37,485        23,394
Savings deposits .............................       10,158         7,891
Time deposits less than $100,000 .............       18,813        11,079
Time deposits of $100,000 or more ............       12,988        15,923
                                                    -------       -------

                                                    $88,987       $66,797
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

At September 30, 2005, liquid assets, consisting of cash and due from banks and federal funds sold amounted to $19.0 million and represented 18.9% of total assets. Investment securities available for sale totaled $16.8 million, and represented 16.7% of total assets. Unpledged investment securities classified as available for sale provide a secondary source of liquidity since they can be converted to cash in a timely manner. 87.5% of the Company's investment portfolio was unpledged at September 30, 2005. The ability to maintain and expand the deposit base and borrowing capabilities also serves as a source of liquidity. The Company's loan to deposit ratio at September 30, 2005 was 74.7% and 81.2% at December 31, 2004. In addition, the Company maintains federal funds lines of credit with correspondent banks in the amount of $2.4 million and, as a member of the Federal Home Loan Bank of Atlanta (the "FHLB"), can borrow under a FHLB facility. At September 30, 2005, the Company had approximately $14.0 million in available credit with the FHLB.

Management believes that the Company's existing stable base of core deposits and other funding sources along with the continued growth in our deposit base, are adequate to meet our operating needs and management is not aware of any events which may result in a significant adverse impact on liquidity.

Capital Adequacy

Shareholders' equity at September 30, 2005 was $8,859,000 compared to $8,607,000 at December 31, 2004. Components of this increase of $252,000 included net income of $867,000 and a net increase of $56,000 from the sale of common stock under the Company's dividend reinvestment plan offset by cash dividends paid of $506,000, repurchased shares of $71,000 and a $94,000 unrealized loss on available for sale securities, net of deferred tax effects.

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

Under the capital adequacy guidelines, capital is classified into two tiers. The Bank's Tier 1 capital consists of common shareholders' equity, excluding unrealized gain or loss on securities available for sale, minus certain intangible assets. The Bank's Tier 2 capital generally consists of the reserve for loan losses subject to certain limitations. The qualifying capital base for purposes of the risk-based capital ratio consists of the sum of Tier 1 and Tier 2 capital. The Bank is also required to maintain capital at a minimum level based on total average assets, which is known as the Tier 1 leverage ratio. The Bank exceeded the minimum capital requirements set by regulatory agencies at September 30, 2005.

The September 30, 2005 risk-based capital ratios of the Bank are presented in the following table, compared with the "well capitalized" and minimum ratios under regulatory definitions and guidelines:
                                                             Total
                                                Tier 1      Capital    Leverage
                                                ------      -------    --------
Clover Community Bank                            11.6%       12.7%       8.8%
Minimum "well-capitalized" requirement            6.0%       10.0%       5.0%
Minimum requirement                               4.0%        8.0%       3.0%

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

Commitments to extend credit are legally binding agreements to lend money to a customer as long as there is no violation of any material condition established in the contract. All of the Bank's commitments have variable or fixed interest rates and fixed expiration dates. At September 30, 2005, commitments to extend credit totaled approximately $13.5 million and represented the unfunded portion of equity, working capital and general lines of credit as well as commitments to loan funds included in the Bank's loan pipeline. Approximately $7.1 million of the Bank's total commitments had expiration dates of one year or less at September 30, 2005. Commitments expiring after one year through five years totaled approximately $0.9 million and commitments expiring after five years approximated $5.5 million. At September 30, 2005, the Bank had approximately $225,000 in outstanding standby letters of credit.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   During the third quarter of 2005, the Company repurchased shares of its common stock as follows:

                                                                                                           (d) Maximum Number
                                                                                   (c) Total Number of          of Shares (or
                                                                                   Shares Purchased as      Approximate Dollar
                                                                                     Part of Publicly     Value) that may yet be
                                     (a) Total Number of     (b) Average Price      Announced Plans or      Purchased under the
            Period                    Shares Purchased        Paid per Share             Programs            Plans or Programs
                                      ----------------        --------------             --------            -----------------
July ..............................        240.77             $   20.65                  240.77                    N/A
August ............................        484.00                 20.65                  484.00                    N/A
September .........................        484.00                 20.65                  484.00
                                         --------             ---------                --------
Total .............................      1,208.77             $   20.65                1,208.77                    N/A
                                         ========             =========                ========

The repurchase plan was adopted by the Board in 1999 and provides for the purchase of shares of the Company's common stock from eleemosynary organizations. To date, 3,454 shares have been purchased pursuant to the plan during 2005 with 1,208 purchased during the third quarter. The number of shares to be purchased and the price per share is determined by the Board annually. For 2005, the Board has approved eleemosynary repurchases be made at the average selling price of Clover Community Bancshares, Inc. common stock over the previous nine months with total repurchases not to exceed $100,000 and individual repurchases not to exceed $10,000. The repurchase plan does not have an expiration date. The remaining 0.77 shares represent purchases of fractional shares from participants in the Company's dividend reinvestment plan during the quarter.


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


                                            CLOVER COMMUNITY BANKSHARES, INC.

Date:  November 9, 2005                      /s/  Gwen M. Thompson
                                            ------------------------------------
                                            Gwen M. Thompson
                                            President, Chief Executive Officer
                                            and Principal Accounting Officer

                                  Exhibit Index



  Exhibit 31   Certifications of Chief Executive Officer pursuant to 13a-14(a)

  Exhibit 32   Certifications pursuant to 18 U.S.C. Section 1350